Form 10-Q
period 2009-06-30
SignPath Pharma, Inc.
filed 2009-10-06
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 333-158474

SIGNPATH PHARMA INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5079533
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1375 California Road
Quakertown, PA 18951
(Address of principal executive offices)
(215) 538-9996
(Registrant’s telephone number, including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No  The Registrant’s initial registration statement was declared effective by the Commission on August 10, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No  The Registrant has not yet transitioned into this requirement.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 28, 2009, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 11,307,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended June 30, 2009

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (restated) (audited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from Inception on May 15, 2006 though June 30, 2009 (restated) (unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from Inception on May 15, 2006 through June 30, 2009 (restated) (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from Inception on May 15, 2006 through June 30, 2009 (restated) (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T. Controls and Procedures	18

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors – Not Applicable	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

EXHIBIT INDEX	22

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SIGNPATH PHARMA, INC
Balance Sheets
(A Development Stage Company)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS

Cash	$258,351	$181,128

Total Current Assets	258,351	181,128

EQUIPMENT, net	2,800	3,200

TOTAL ASSETS	$261,151	$184,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$4,535	$-
Accrued Liabilities	85,738	-

Total Current Liabilities	90,273	-

STOCKHOLDERS' EQUITY

Convertible preferred stock; $0.10 par value, 5,000,000 shares authorized 2,062 and 1,502 shares issued and outstanding, respectively	206	150
Common stock; $0.001 par value, 45,000,000 shares authorized; 11,307,500 and 11,307,500 shares issued and outstanding, respectively	11,308	11,308
Additional paid-in capital	2,532,194	2,099,804
Deficit accumulated during the development stage	(2,372,830)	(1,926,934)

Total Stockholders' Equity	170,878	184,328
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$261,151	$184,328

The accompanying consolidated notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC
Statements of Operations
(A Development Stage Company)
(Unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
					(Restated)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	129,707	48,439	184,877	66,690	1,109,013

Consulting expense	-	-	-	74,481	79,481

Financing expense	-	-	-	-	93,031
Legal and professional expenses	11,251	20,158	25,762	114,924	182,932

Licensing expense	40,000	-	50,000	74,761	152,347

Advertising expense	-	-	-	38,000	49,175
Research and Development	106,442	12,092	185,257	119,337	638,389

Total Operating Expenses	287,400	80,689	445,896	488,193	2,304,368

OPERATING INCOME (LOSS)	(287,400)	(80,689)	(445,896)	(488,193)	(2,304,368)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-	(68,462)

Total Other Income (Expense)	-	-	-	-	(68,462)

NET LOSS BEFORE INCOME TAXES	(287,400)	(80,689)	(445,896)	(488,193)	(2,372,830)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(287,400)	$(80,689)	$(445,896)	$(488,193)	$(2,372,830)

BASIC LOSS PER SHARE	$(0.03)	$(0.01)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,307,500	10,257,500	11,307,500	10,257,500

The accompanying consolidated notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC
Statements of Stockholders' Equity (Deficit)
(A Development Stage Company)
(Restated)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2005	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash at $0.001 per share	-	-	10,000,000	10,000	-	-	10,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000

Common stock issued for bridge debt at $0.67 per share	-	-	257,500	258	171,194	-	171,452

Net loss for the year ended December 31, 2007	-	-	-	-	-	(436,065)	(436,065)

Balance, December 31, 2007	-	-	10,257,500	10,258	171,194	(436,065)	(254,613)

Convertible preferred stock issued for bridge debt at $1,000 per share	890	89	-	-	580,756	-	580,845

Contvertible preferred stock issued for cash at $1,000 per share	612	61	-	-	399,352	-	399,413

Common stock issued for bridge debt at $0.67 per share	-	-	1,050,000	1,050	697,832	-	698,882

Fair value of warrants attached to preferred stock	-	-	-	-	521,618	-	521,618

Stock offering costs	-	-	-	-	(270,948)	-	(270,948)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,490,869)	(1,490,869)

Balance, December 31, 2008	1,502	150	11,307,500	11,308	2,099,804	(1,926,934)	184,328

Convertible preferred stock issued for cash at $1,000 per share (unaudited)	560	56	-	-	351,399	-	351,455

Fair value of warrants attached to preferred stock (unaudited)	-	-	-	-	208,545	-	208,545

Stock offering costs (unaudited)	-	-	-	-	(127,554)	-	(127,554)

Net loss for the six months ended June 30, 2009 (unaudited)	-	-	-	-	-	(445,896)	(445,896)

Balance, June 30, 2009 (unaudited)	2,062	$206	11,307,500	$11,308	$2,532,194	$(2,372,830)	$170,878

The accompanying condensed notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

			From Inception
			on May 15, 2006
	For the Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009
			(Restated)
OPERATING ACTIVITIES

Net loss	$(445,896)	$(488,193)	$(2,372,830)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	908,858
Depreciation expense	400	-	1,200
Changes in operating assets and liabilities
Accounts payable	4,535	-	4,535
Accrued liabilities	85,738	-	85,738
Accrued interest payable	-	-	42,376

Net Cash Used in Operating Activities	(355,223)	(488,193)	(1,330,123)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(4,000)

Net Cash Used in Investing Activities	-	-	(4,000)

FINANCING ACTIVITIES

Proceeds from notes payable	-	615,000	847,500

Stock offering costs paid	(127,554)	-	(437,026)
Convertible preferred stock issued for cash	560,000	-	1,172,000
Common stock issued for cash	-	-	10,000

Net Cash Provided by Financing Activities	432,446	615,000	1,592,474

NET INCREASE IN CASH	77,223	126,807	258,351

CASH AT BEGINNING OF PERIOD	181,128	2,854	-

CASH AT END OF PERIOD	$258,351	$129,661	$258,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Convertible preferred stock and warrants issued for bridge financing	$-	$-	$889,876

The accompanying condensed notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
June 30, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
June 30, 2009 and December 31, 2008

NOTE 4 – CAPITAL STOCK

During the period ended June 30, 2009, the Company issued 560 shares of its par value $0.10 convertible preferred stock for $560,000 less offering cost of $127,554.  Net proceeds from the sale of the preferred stock were $432,446 cash.  Each convertible preferred share is convertible into 1,177 (equivalent to $0.85 per share of common stock) following the effective date of the registration statement.  The Preferred Stock shall be convertible following the Effective Date, at the Company’s option, into common stock, and the Warrants shall be subject to redemption, upon 30 days’ written notice, if the Company’s common stock trades above 200% of the Conversion Rate in the case of the Preferred Stock and $1.70 per share in the case of the Warrants, for 20 consecutive trading days.

Attached to the 560 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 735,037 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.67; strike price, $1.27; risk free rate 3.94%;, 5 year term; and volatility of 100%.  The Company attributed $208,545 of the total $559,944 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

These units have registration rights that required a registration statement be filed by February 10, 2010.  Failure to do so will result in liquidated damages equal to 2% per month of the gross proceeds.  The company has evaluated the 2009 sales pursuant to EITF 0019-02 and determined that a loss resulting from this liquidated damages provision is not probable as of June 30, 2009.

NOTE 5 – ACCRUED LIABILITIES

Pursuant to EITF 0019-02, the company has concluded it is probable that it will pay $85,738 in liquidated damages.  Pursuant to the registration rights clause in certain of the securities sold in Note 4, the company was required to file a registration statement by January 27, 2009.  The company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date.  Subsequent to June 30, 2009, the company’s registration statement covering the securities was declared effective by the SEC.  Each holder is entitled to $47.32 per share owned.  The Company has resolved to pay the liquidated damages in shares of Common Stock valued at $1.00 per share, pursuant to the terms and provisions of the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
June 30, 2009 and December 31, 2008

NOTE 6 – RESTATED FINANCIAL STATEMENTS

The Company discovered two errors that were recorded in the Company’s financial statements for the year ended December 31, 2008 included in its Registration Statement on Form S-1/A (No. 333-158474) declared effective on August 10, 2009 and Rule 424(b)(3) Final Prospectus. The Company previously recorded a warrant expense for the fair value of the warrants issued in conjunction with the sale of its convertible preferred stock.  This resulted in an overstatement of Additional Paid-in Capital and General & Administrative Expense of $799,184 (Item A).  Additionally, the Company recorded the issuance of 57,500 shares in both the period ended December 31, 2007 and 2008.  This resulted in an overstatement of Common Stock of $58, Additional Paid-in Capital of $38,466 and Stock Offering Costs of $38,524 (Item B). The $38,524 overstatement of stock offering costs offsets the overstatement of Additional Paid-in Capital thus only the $799,184 change due to item A is reflected in the net change column below.  Below is a comparison of the financial statements as originally filed and as restated.  Because the expenses being restated were incurred in the last quarter of 2008, there was no effect to the three or six month income or cash flow statements for 2008.

	December 31,	Net		December 31,
	2008	Change		2008
	(Restated)			(Original)
ASSETS
CURRENT ASSETS
Cash	$181,128	-		$181,128
Total Current Assets	181,128	-		181,128
EQUIPMENT, net	3,200	-		3,200

TOTAL ASSETS	$184,328	-		$184,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$-	-		$-
Accrued Liabilities	-	-		-
Total Current Liabilities	-	-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred stock; $0.10 par value, 5,000,000 shares authorized 2,062 and 1,502 shares issued and outstanding, respectively	150	-		150
Common stock; $0.001 par value, 45,000,000 shares authorized; 11,307,500 and 11,307,500 shares issued and outstanding, respectively	11,308	58	(B)	11,365
Additional paid-in capital	2,099,804	799,126	(B)	2,898,931
Deficit accumulated during the development stage	(1,926,934)	(799,184	)(A)	(2,726,118)

Total Stockholders' Equity (Deficit)	184,328	-		184,328
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$184,328	-		$184,328

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include: (i) the general economic recession and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion contained in our registration statement filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

General

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made above should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Material Changes in Financial Condition

June 30, 2009 as Compared With December 31, 2008

As of June 30, 2009 and December 31, 2008, the Company had $258,351 and $181,128, respectively, of cash on hand.  The Company’s working capital increased from December 31, 2008, to June 30, 2009, as a result of the sale of $560,000 securities to 11 accredited investors.  As described below, the Company sold an additional $300,000 of securities to three investors between July 1, 2009 and September 9, 2009.  Company is a development stage company with a limited operating history.  SignPath had a deficit accumulated during the development stage of $2,372,830, as of June 30, 2009.

Between August 2007 and April 2008, Sign Path completed a Bridge Financing with 15 accredited investors pursuant to which it received gross proceeds of $847,500 from the sale of 10% promissory notes together with an aggregate of 1,365,000 shares of Common Stock (the “Bridge Shares”).

As of November 28, 2008, SignPath sold 1501.88 units (“Units”) of its securities at a price of $1,000 per Unit (“2008 Private Placement”).  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $1,502,000 in the 2008 Private Placement and incurred stock offering costs of $270,948 related to the offering.  As part of that offering, the Company attributed $521,618 of the total $1,501,876 of additional paid-in capital associated with the transaction to the warrants based on the relative fair value of the warrants. Between January 1, 2009 and September 9, 2009, SignPath sold 810 Units (the “2009 Private Placement”) consisting of the same securities sold in the 2008 Private Placement.  The Company received gross proceeds of $810,000 and incurred stock offering costs of $127,554 related to this offering.   The Company attributed $208,545 of the total $559,944 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $15,000 per month.  Thus, it is expected that the Company currently has sufficient cash on hand to operate for at least one year from the August 10, 2009 Effective Date.  Management believes it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

The financial statements included in this prospectus have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern.  The Company has had no revenues and has generated losses from operation.  As set forth in Note 1 to the audited Financial Statements, the continuation of the Company as a going concern is dependant upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations for the Company’s planned business.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Changes in Results of Operations

Three Months Ended June 30, 2009, as Compared with the Three Months Ended June 30, 2008.

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the three months ended June 30, 2009 (the “2009 Period”) increased to $287,400 as compared with $80,689 during the three months ended June 30, 2008 (the “2008 Period”). General and administrative expenses increased from $48,439 in the 2008 Period to $129,707 in the 2009 Period.

Legal and professional expenses decreased from $20,158 in the 2008 Period to $11,251 in the 2009 Period as a result of the completion of the Company’s business plan during the 2008 Period including the execution of various licensing and manufacturing agreements.

The Company paid $40,000 in licensing fees in the 2009 Period as compared with a $-0- license fees in the 2008 Period.

The Company paid an aggregate of $106,442 in research and development fees in the 2009 Period as compared to $12,092 in the 2008 Period an increase of 780%.  This included an annual fee of $10,000 to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Payments in the 2009 Period included $697 paid to Surmodics Pharmaceuticals, Inc. (f/n/a Brookwood Pharmaceuticals, Inc.) (“Surmodics”) for polymer for the production of nanocurcumin under the Johns Hopkins University Agreement (the “JHU Agreement”) and for the production of clinical GMP grade curcumin under the UTMDACC agreement; approximately $33,000 paid to Dr. Maitra under the Company’s sponsored research agreement to fund the costs of non-clinical and pre-clinical studies of nanocurcumin at JHU; approximately $21,000 paid for overhead under the JHU Agreement and a $1,100 patent fee paid under the JHU Agreement; and a $30,000 payment to University of North Texas (“UNT”) Health Science Center under an agreement entered into on August 18, 2008 for sponsored research.

The Company also paid Topaz Technology, Inc. (“Topaz”) an aggregate of $24,500 to provide FDA/EMEA Compliance and validation audits relating to the synthetic curcumin manufacturing facility in India.

The amount paid for research and development in the 2008 Period consisted of payments  for overhead and patent fees for non-clinical studies and pre-clinical studies of the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During the 2008 Period, the Company paid UTMDACC for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from circumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier, Sigma  Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $287,400 in the 2009 Period as compared with a net loss of $80,689 in the 2008 Period.  This translates to a loss per share of $(0.03) in 2009 compared to $(0.01) in 2008.

Six Months Ended June 30, 2009, as Compared with the Six Months Ended June 30, 2008.

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the six months ended June 30, 2009 (the “2009 Period”) decreased to $445,896 as compared with $488,193 during the six months ended June 30, 2008 (the “2008 Period”). General and administrative expenses increased from $66,690 in the 2008 Period to $184,877 in the 2009 Period.

Legal and professional expenses decreased from $114,924 in the 2008 Period to $25,762 in the 2009 Period as a result of the completion of the Company’s business plan during the 2008 Period including the execution of various licensing and manufacturing agreements.

There were no consulting fees, nor advertising expenses, paid in the 2009 Period, as compared with $74,481 of consulting fees paid in the 2008 Period to our financial advisers and $38,000 of advertising expenses paid in the 2008 period to create public awareness of the Company.

The Company paid $50,000 in licensing fees in the 2009 Period as compared with $74,761 of license fees in the 2008 Period.

The Company paid an aggregate of $185,257 in research and development fees in the 2009 Period as compared to $119,337 in the 2008 Period an increase of 55%.  This included amounts paid to UTMDACC for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Payments in the 2009 Period included a $10,000 annual license fee paid to JHU under the JHU Agreement, as well as the payments described above for the three months ended June 30, 2009, approximately $66,000 paid to Surmodics for polymer for the production of nanocurcumin under the JHU Agreement and $697 for the production of clinical GMP grade curcumin under the UTMDACC agreement.  During the 2009 Period, the Company paid UTMDACC approximately $32,000 for non-clinical and mouse pre-clinical non-GLP Studies of lipsomal curcumin  as well as payments to Polymun Scientific Immunbiologische Fonschung GmbH under the UTMDACC agreement.

The amount paid for research and development in the 2008 Period consisted of payments  for overhead and patent fees for non-clinical studies and pre-clinical studies of the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During the 2008 Period, the Company paid UTMDACC for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin and a $10,000 annual fee.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from circumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from SAFC.

As a result of the foregoing, the Company had a net loss of $445,896 in the 2009 Period as compared with a net loss of $488,193 in the 2008 Period.  This translates to a loss per share of $(0.04) in 2009 compared to $(0.05) in 2008.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and amortization policies on property and equipment and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

As of the date of this disclosure, the Company has yet to recognize revenues.  As the Company continues to develop and implement its business plan, revenue from the performance of services or sale of products will be recognized in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.”

Plan of Operations

The Company’s current focus is on the manufacture and preclinical development of its lead curcumin formulations (intravenous liposomal curcumin, oral and intravenous nanocurcumin) with a view toward filing two IND applications with the FDA.  The Company’s product candidates are still in the pre-clinical development phase.

The Company believes that a novel pharmaceutical preparation with enhanced absorption of the active compound with resistance to hepatic inactivation could potentially have greater clinical efficacy than the oral versions.  The laboratory and oral administration studies by other researchers to date suggest that curcumin has high potency.  The Company believes that an alternate route for administering this compound, such as the Company’s parenteral (taken into the body other than through the digestive canal) formulation, could be more effective at lower dosages.  SignPath intends to develop a parenteral liposomal formulation, and a nanoparticle formulation, nanocurcumin, to overcome the limitations of the oral form.

SignPath believes that the dual development and comparison of liposomal curcumin and nanocurcumin could expose potential differences in biological effects and distribution to different tissues. The Company intends to manufactures good manufacturing practice (GMP) grade of liposomal curcumin and nanocurcumin.  Both formulations will require outsourcing production to one or more commercial facilities.  Our initial goals are to obtain sufficient material for in vitro and animal analysis and to develop these formulations in order to submit INDs to the FDA. Determination of safety, dosage, and efficacy of these formulations in a quantifiable manner will permit us to pursue clinical registration trials for a variety of malignant diseases. Following submission of the INDs, the Company plans to initially run Phase I studies with both of the parenteral formulations in patients with treatment refractory malignant disease.  Subsequently, if the Phase I trials are successful, the Company plans to seek FDA authorization to run Phase II trials in selected malignancies.

Liposomal Curcumin:  The Company has agreements with contract manufacturers for the manufacture, chemistry, and controls for supplies of the drugs to be tested.  Liposomal curcumin is manufactured by our contract manufacturer, Polymun, Inc.  Initial quantities of GMP grade liposomal curcumin to conduct preclinical studies to corroborate previously published data from other researchers were obtained from Sigma Aldrich Fine Chemicals (“SAFC”) or from Sabinsa.  Additional studies will include tumor xenograft assays, acute and chronic rat and dog toxicities as preparation for an IND submission.  Following the determination of safety and the optimum dosage and schedule in the most sensitive of the three species, we will be able to estimate starting dosages for Phase I trials in humans.  We plan to outsource corroborative studies of liposomal absorption, distribution, metabolism, and excretion (ADME), and pharmacokinetics in rats with the aim of estimating optimum dosage schedules, as well as dosage and safety in mice, rats and dogs to satisfy IND regulations to GLP laboratories in M.D. Anderson Cancer Center in Houston, Texas.

Nanocurcumin:  The Company intends to obtain commercial volumes of purified curcumin from third party manufacturers, SAFC and/or Sabinsa, in quantities suitable to satisfy preclinical and clinical demands.  The Company believes that the manufacture of liposomal curcumin and nanocurcumin can also be scaled up as necessary since these additional substances are readily available from commercial sources utilizing established production technologies. We plan to outsource nanocurcumin pre-clinical development to M.D. Anderson.  The nanocurcumin program will be managed in its entirety by M.D. Anderson through the filing of the Company’s IND.  Contracts with these institutions will be initiated upon receipt of manufactured nanocurcumin.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In accordance with the provision of Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that material adjustments were required during the audit and the 2008 financial statements have been restated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART I.         OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A.  Risk Factors

In accordance with the requirements of  Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period between January 1, 2009 and June 30, 2009, Registrant sold 560 units (the “Units”), of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,777 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $560,000 and paid 10% sales commissions of $56,000 in the aggregate, to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to 11 accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

The net proceeds of the offering are being used for working capital and research and development towards filing an investigational new drug application to commence clinical trials.

As required by Rule 463 under the Securities Act, the Company has not received any proceeds under its initial registration statement (No. 333-158474) declared effective by the SEC on August 10, 2009.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.3	By-Laws of the registrant (1)

3.4	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.5	Certificate of Amendment of the registrant dated May 27, 2008 (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Common Stock Purchase Warrant (1)

4.3	Form of Bridge Note (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Form of Subscription Agreement (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474, declared effective on August 10, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 5, 2009	SIGNPATH PHARMA INC.

	By:	/s/ Dr. Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2009

EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.