Form 10-Q
period 2009-09-30
SignPath Pharma, Inc.
filed 2009-11-16
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No  The Registrant has not yet transitioned into this requirement.

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

As of November 12, 2009, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 11,307,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2009

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (restated) (audited)	4
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from Inception on May 15, 2006 though September 30, 2009 (restated) (unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from Inception on May 15, 2006 through September 30, 2009 (restated) (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from Inception on May 15, 2006 through September 30, 2009 (restated) (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T. Controls and Procedures	21

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors — Not Applicable	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	24

EXHIBIT INDEX	25

SIGNPATH PHARMA, INC.
Balance Sheets
(A Development Stage Company)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS

Cash	$402,983	$181,128

Total Current Assets	402,983	181,128

EQUIPMENT, net	2,600	3,200

TOTAL ASSETS	$405,583	$184,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$2,535	$-
Accrued Expenses	85,738	-

Total Current Liabilities	88,273	-

STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, 5,000,000 shares authorized 2,312 and 1,502 shares issued and outstanding, respectively	231	150
Common stock; $0.001 par value, 45,000,000 shares authorized; 11,307,500 and 11,307,500 shares issued and outstanding, respectively	11,308	11,308
Additional paid-in capital	2,743,569	2,099,804
Deficit accumulated during the development stage	(2,437,798)	(1,926,934)

Total Stockholders' Equity	317,310	184,328
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$405,583	$184,328

The accompanying consolidated notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 15, 2006 Through September 30,
	2009	2008	2009	2008	2009
					(Restated)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	28,845	68,391	204,687	123,696	1,137,858
Consulting expense	-	5,000	-	79,481	79,481
Financing expense	-	-	-	-	93,031
Legal and professional expenses	12,500	2,500	47,297	117,424	195,432
Licensing expense	-	25,041	50,000	99,712	152,347
Advertising expense	-	-	-	49,175	49,175
Research and development	23,623	7,083	208,880	126,720	662,012

Total Operating Expenses	64,968	108,015	510,864	596,208	2,369,336

OPERATING LOSS	(64,968)	(108,015)	(510,864)	(596,208)	(2,369,336)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-	(68,462)

Total Other Income (Expense)	-	-	-	-	(68,462)

NET LOSS BEFORE INCOME TAXES	(64,968)	(108,015)	(510,864)	(596,208)	(2,437,798)

PROVISION FOR INCOME TAXES	- -	-	-	-	-

NET LOSS	$(64,968)	$(108,015)	$(510,864)	$(596,208)	$(2,437,798)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,307,500	10,257,500	11,307,500	10,257,500

The accompanying consolidated notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Stockholders' Equity (Deficit)
(A Development Stage Company)
(Restated)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2005	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash at $0.001 per share	-	-	10,000,000	10,000	-	-	10,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000

Common stock issued for bridge debt at $0.67 per share	-	-	257,500	258	171,194	-	171,452

Net loss for the year ended December 31, 2007	-	-	-	-	-	(436,065)	(436,065)

Balance, December 31, 2007	-	-	10,257,500	10,258	171,194	(436,065)	(254,613)

Preferred stock issued for bridge debt at $1,000 per share	890	89	-	-	580,756	-	580,845

Preferred stock issued for cash at $1,000 per share	612	61	-	-	399,352	-	399,413

Common stock issued for bridge debt at $0.67 per share	-	-	1,050,000	1,050	697,832	-	698,882

Fair value of warrants attached to preferred stock	-	-	-	-	521,618	-	521,618

Stock offering costs	-	-	-	-	(270,948)	-	(270,948)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,490,869)	(1,490,869)

Balance, December 31, 2008	1,502	150	11,307,500	11,308	2,099,804	(1,926,934)	184,328

Preferred stock issued for cash at $1,000 per share (unaudited)	810	81	-	-	438,224	-	438,305

Fair value of warrants attached to preferred stock (unaudited)	-	-	-	-	371,695	-	371,695

Stock offering cost (unaudited)	-	-	-	-	(166,154)	-	(166,154)

Net loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	-	-	(510,864)	(510,864)

Balance, September 30, 2009 (unaudited)	$2,312	$231	$11,307,500	$11,308	$2,743,569	$(2,437,798)	$317,310

The accompanying condensed notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	For the Nine Months Ended September 30,		From Inception on May 15, 2006 Through September 30,
	2009	2008	2009
			(Restated)
OPERATING ACTIVITIES
Net loss	$(510,864)	$(596,208)	$(2,437,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	908,858
Depreciation expense	600	-	1,400
Changes in operating assets and liabilities
Accounts payable	2,535	-	2,535
Accrued interest payable	-	-	42,376
Accrued expenses	85,738	-	85,738

Net Cash Used in Operating Activities	(421,991)	(596,208)	(1,396,891)
INVESTING ACTIVITIES

Purchase of equipment	-	-	(4,000)

Net Cash Used in Investing Activities	-	-	(4,000)

FINANCING ACTIVITIES

Proceeds from notes payable	-	590,500	847,500
Stock offering costs paid	(166,154)	-	(475,626)
Preferred stock issued for cash	810,000	24,500	1,422,000
Common stock issued for cash	-	-	10,000

Net Cash Provided by Financing Activities	643,846	615,000	1,803,874

NET INCREASE (DECREASE) IN CASH	221,855	18,792	402,983

CASH AT BEGINNING OF PERIOD	181,128	2,854	-

CASH AT END OF PERIOD	$402,983	$21,646	$402,983

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Preferred stock issued for bridge financing	$-	$-	$889,876

The accompanying condensed notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended September 30, 2009 and September 30, 2008 are not necessarily indicative of the operating results for the full year.

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
September 30, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

In May 2009, the Company adopted a new accounting standard issued by the FASB that establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The statement requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the Company adopted a new accounting standard issued by the FASB that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this statement to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the Company adopted a new accounting standard issued by the FASB that is intended to (1) address the effects on certain provisions of Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the statement, and (2) constituent concerns about the application of certain key provisions including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this statement to have an impact on the Company’s results of operations, financial condition or cash flows.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
September 30, 2009 and December 31, 2008

NOTE 4 – CAPITAL STOCK

During the nine months ended September 30, 2009, the Company issued 810 shares of its par value $0.10 convertible preferred stock for $810,000 less offering costs of $166,154.  Net proceeds from the sale of the preferred stock were $643,846 cash.  Each convertible preferred share is convertible into 1,177 common shares (equivalent to $0.85 per share of common stock) following the effective date of the registration statement.  The Preferred Stock shall be convertible following the Effective Date, at the Company’s option, into common stock, and the Warrants shall be subject to redemption, upon 30 days’ written notice, if the Company’s common stock trades above 200% of the Conversion Rate in the case of the Preferred Stock and $1.70 per share in the case of the Warrants, for 20 consecutive trading days.

Attached to the 810 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 953,370 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.67; strike price, $1.27; risk free rate 3.94%;, 5 year term; and volatility of 100%.  The Company attributed $371,695 of the total $809,919 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

These units have registration rights that required a registration statement be filed by February 10, 2010.  Failure to do so will result in liquidated damages equal to 2% per month of the gross proceeds.  The Company may also incur liquidated damages if the SEC does not declare effective the registration date on or before either the 120th business day from the date on which the registration statement is filed.

NOTE 5 – ACCRUED LIABILITIES

Pursuant to the applicable Codification literature, the Company has concluded it is probable that it will pay $85,738 in liquidated damages.  Pursuant to the registration rights clause in certain of the securities outstanding as of April 7, 2009, the Company was required to file a registration statement by January 27, 2009.  The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date.  Subsequent to September 30, 2009, the company’s registration statement covering the securities was declared effective by the SEC.  Each holder is entitled to $47.32 per share owned.  The Company has resolved to pay the liquidated damages in shares of Common Stock valued at $1.00 per share, pursuant to the terms and provisions of the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
September 30, 2009 and December 31, 2008

NOTE 6 – WARRANTS

A summary of the status of the Company's  stock  options  and  warrants  as of  September 30, 2009 and changes  during the periods ended  December 31,  2008 and  September 30, 2009 is presented below:

Date of Issuance	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
11/25/2008	1,318,489	1.27	1,674,482	8/10/2014
11/26/2008	449,220	1.27	570,509	8/10/2014

12/31/2008	1,767,709		2,244,991

3/5/2009	29,425	1.27	37,370	8/10/2014
3/5/2009	58,850	1.27	74,740	8/10/2014
3/5/2009	70,620	1.27	89,687	8/10/2014
3/5/2009	88,275	1.27	112,109	8/10/2014
3/5/2009	58,850	1.27	74,740	8/10/2014
3/5/2009	41,195	1.27	52,318	8/10/2014
4/1/2009	17,655	1.27	22,422	8/10/2014
6/17/2009	29,425	1.27	37,370	*
6/17/2009	29,425	1.27	37,370	*
6/17/2009	58,850	1.27	74,740	*
6/17/2009	117,700	1.27	149,479	*
7/23/2009	58,850	1.27	74,740	*
8/20/2009	58,850	1.27	74,740	*
9/9/2009	235,400	1.27	298,958	*

9/30/2009	2,721,079		3,455,774

*	Fifth anniversary date of the next registration statement to be filed. See Note (4) above.

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
September 30, 2009 and December 31, 2008

NOTE 7 – RESTATED FINANCIAL STATEMENTS

The Company discovered two errors that were recorded in the Company’s financial statements for the year ended December 31, 2008, filed in its Registration Statement on Form S-1/A (No. 333-158474) and final Prospectus under Rule 424(b)3.  The Company previously recorded a warrant expense for the fair value of the warrants issued in conjunction with the sale of its convertible preferred stock.  This resulted in an overstatement of Additional Paid-in Capital and General & Administrative Expense of $799,184 (item A).  Additionally, the Company recorded the issuance of 57,500 shares in both the period ended December 31, 2007 and 2008.  This resulted in an overstatement of Common Stock of $58, Additional Paid-in Capital of $38,467 and Stock Offering Costs of $38,524 (item B). The $38,524 overstatement of stock offering costs offsets the overstatement of Additional Paid-in Capital thus only the $799,184 change due to item A is reflected in the net change column below.  Below is a comparison of the financial statements as originally filed and as restated.  Because the expenses being restated were incurred in the last quarter of 2008, there was no effect to the three or nine month income or cash flow statements for 2008.

	December 31,	Net		December 31,
	2008	Change		2008
	(Restated)			(Original)
ASSETS
CURRENT ASSETS
Cash	$181,128	-		$181,128
Total Current Assets	181,128	-		181,128
EQUIPMENT, net	3,200	-		3,200

TOTAL ASSETS	$184,328	-		$184,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$-	-		$-
Accrued Liabilities	-	-		-
Total Current Liabilities	-	-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible Preferred stock; $0.10 par value, 5,000,000 shares authorized 1,502 shares issued and outstanding	150	-		150
Common stock; $0.001 par value, 45,000,000 shares authorized; 11,307,500 shares issued and outstanding	11,308	58	(B)	11,365
Additional paid-in capital	2,099,804	799,126	(B)	2,898,931
Deficit accumulated during the development stage	(1,926,934)	(799,184	)(A)	(2,726,118)

Total Stockholders' Equity (Deficit)	184,328	-		184,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$184,328	-		$184,328

SIGNPATH PHARMA, INC.
Condensed Notes to the Financial Statements
September 30, 2009 and December 31, 2008

NOTE 8 – SUBSEQUENT EVENT

In accordance with the Codification literature, the Company has evaluated its activities for any material subsequent events to disclose.  As of November 12, 2009, the Company has no material subsequent events to report.

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

Material Changes in Financial Condition

September 30, 2009 as Compared With December 31, 2008

As of September 30, 2009 and December 31, 2008, the Company had $402,983 and $181,128, respectively, of cash on hand.  The Company’s working capital increased from December 31, 2008, to September 30, 2009, as a result of the sale of $810,000 securities to 13 different accredited investors.  The Company is a development stage company with a limited operating history.  SignPath had a deficit accumulated during the development stage of $2,437,798, as of September 30, 2009.

Between August 2007 and April 2008, Sign Path completed a Bridge Financing with 15 accredited investors pursuant to which it received gross proceeds of $847,500 from the sale of 10% promissory notes together with an aggregate of 1,307,500 shares of Common Stock (the “Bridge Shares”).

As of November 28, 2008, SignPath sold 1501.88 units (“Units”) of its securities at a price of $1,000 per Unit (“2008 Private Placement”).  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $1,502,000 in the 2008 Private Placement and incurred stock offering costs of $270,948 related to the offering.  As part of that offering, the Company attributed $521,618 of the total $1,501,726 of additional paid-in capital associated with the transaction to the warrants based on the relative fair value of the warrants. Between January 1, 2009 and September 9, 2009, SignPath sold 810 Units (the “2009 Private Placement”) consisting of the same securities sold in the 2008 Private Placement.  The Company received gross proceeds of $810,000 and incurred stock offering costs of $166,154 related to this offering.   The Company attributed $371,695 of the total $809,919 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $15,000 per month.  Thus, it is expected that the Company currently has sufficient cash on hand to operate for at least one year from the August 10, 2009 Effective Date of its registration statement.  Management believes it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

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

Material Changes in Results of Operations

Three Months Ended September 30, 2009, as Compared with the Three Months Ended September 30, 2008.

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the three months ended September 30, 2009 (the “2009 Period”) decreased to $64,968 as compared with $108,015 during the three months ended September 30, 2008 (the “2008 Period”). General and administrative expenses decreased from $68,391 in the 2008 Period to $28,845 in the 2009 Period primarily as a result of a reduction in payroll expenses.

Legal and professional expenses increased from $2,500 in the 2008 Period to $12,500 in the 2009 Period as a result of the completion of the Company’s business plan during the 2008 Period.  Legal and professional expense in 2009 related to the Company’s Registration Statement being declared effective by the SEC.

The Company paid zero licensing fees in the 2009 Period as compared with a $25,041 of license fees in the 2008 Period.

The Company paid an aggregate of $23,623 in research and development fees in the 2009 Period as compared to $7,083 in the 2008 Period an increase of 16,540.  This included $6,948 to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Payments in the 2009 Period included $175 paid to Surmodics Pharmaceuticals, Inc. (f/n/a Brookwood Pharmaceuticals, Inc.) (“Surmodics”) for polymer for the production of nanocurcumin under the Johns Hopkins University Agreement (the “JHU Agreement”) and for the production of clinical GMP grade curcumin under the UTMDACC agreement.

The Company also paid Topaz Technology, Inc. (“Topaz”) an aggregate of $16,500 during the 2009 Period to provide FDA/EMEA Compliance and validation audits relating to the synthetic curcumin manufacturing facility in India.

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

As a result of the foregoing, the Company had a net loss of $64,968 in the 2009 Period as compared with a net loss of $108,015 in the 2008 Period.  This translates to a loss per share of $(0.01) in 2009 compared to $(0.01) in 2008.

Nine Months Ended September 30, 2009, as Compared with the Nine Months Ended September 30, 2008.

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the nine months ended September 30, 2009 (the “2009 Period”) decreased to $510,864 as compared with $596,208 during the nine months ended September 30, 2008 (the “2008 Period”). General and administrative expenses increased from $123,696 in the 2008 Period to $204,687 in the 2009 Period primarily as a result of increased activity in the Company in pursuing its manufacture and preclinical development of its lead curcumin formulations.

Legal and professional expenses decreased from $117,424 in the 2008 Period to $47,297 in the 2009 Period, as a result of the completion of the Company’s business plan during the 2008 Period, offset by expenses related to the Company’s Registration Statement being declared effective in the 2009 Period.

There were no consulting fees, nor advertising expenses, paid in the 2009 Period, as compared with $79,481 of consulting fees paid in the 2008 Period to our financial advisers and $49,175 of advertising expenses paid in the 2008 period to create public awareness of the Company.

The Company paid $99,712 in licensing fees in the 2008 Period as compared with $50,000 of license fees in the 2009 Period.  Fees in the 2008 Period included payments of $99,412 to the Anderson Cancer Center while licensing fees of $20,000  in the 2009 Period related to payments to the Anderson Cancer center and the remaining $30,000 were payments made to the University of Texas Health Science.

The Company paid an aggregate of $208,880 in research and development fees in the 2009 Period as compared to $126,720 in the 2008 Period an increase of 65%.  This included an annual fee of $10,000 paid to UTMDACC for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Payments in the 2009 Period included a $10,000 annual license fee paid to JHU under the JHU Agreement, as well as payment of approximately $66,000 paid to Surmodics for polymer for the production of nanocurcumin under the JHU Agreement and $697 for the production of clinical GMP grade curcumin under the UTMDACC agreement.  During the 2009 Period, the Company paid approximately $33,000 to Dr. Maitra under the Company’s sponsored research agreement to fund the costs of non-clinical and pre-clinical studies of nanocurcumin at JHU; approximately $21,000 paid for overhead under the JHU Agreement and a $1,100 patent fee paid under the JHU Agreement; and a $30,000 payment to University of North Texas (“UNT”) Health Science Center under an agreement entered into on August 18, 2008 for sponsored research.  During the 2009 Period, the Company paid UTMDACC approximately $32,000 for non-clinical and mouse pre-clinical non-GLP Studies of lipsomal curcumin  as well as payments to Polymun Scientific Immunbiologische Fonschung GmbH under the UTMDACC agreement.

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

As a result of the foregoing, the Company had a net loss of $510,864 in the 2009 Period as compared with a net loss of $596,208 in the 2008 Period.  This translates to a loss per share of $(0.05) in 2009 compared to $(0.06) in 2008.

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

Revenue Recognition

As of the date of this disclosure, the Company has yet to recognize revenues.  As the Company continues to develop and implement its business plan, revenue from the performance of services or sale of products will be recognized in accordance with FASB codification standards.  Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with the FASB codification standards.  The standard  requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted the FASB codification regarding the required tax asset benefit computations for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification standards, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.”

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

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that material adjustments were required during the audit and the 2008 financial statements have been restated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART I. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of  Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period between January 1, 2009 and September 30, 2009, Registrant sold 810 units (the “Units”), of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $810,000 and paid 10% sales commissions of $81,000 in the aggregate, to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to 13 accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

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

SIGNPATH PHARMA INC.

Dated: November 16, 2009	By:	/s/ Dr. Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2009

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