Form 10-K
period 2009-12-31
SignPath Pharma, Inc.
filed 2010-04-15
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-158474
SIGNPATH PHARMA INC.
 (Exact name of Registrant as Specified in Its Charter)

DELAWARE	20-5079533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1375 CALIFORNIA ROAD
QUAKERTOWN, PENNSYLVANIA	18951
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (215) 538-9996

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

 Indicate by check mark if the registrant is a well-known seasoned issuer.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐       Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of April 15, 2010, 11,340,000 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On June 30, 2009, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on that date) held by nonaffiliates of the Registrant was $0, as there is no public market for the Company’s Common Stock.

Documents Incorporated By Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of SignPath Pharma Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include:  (i) the general economic recession and changes in the external competitive market factors which might impact the Company’s results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company’s management to devote sufficient time and energy to the Company’s business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail under “Risk Factors” below and other reports field with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this report will in fact transpire.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Overview

SignPath is a development stage biotechnology company founded in May 2006 to develop proprietary formulations of curcumin, a naturally occurring compound found in the root of the  Curcuma longa  (tumeric) plant, for applications in malignant diseases.

Curcumin has an extensive history as an oral medicinal product with safe human use, but its potential therapeutic benefits have been limited by its low absorption when taken orally, as well as its inactivation in the liver (due to hepatic glucuronidation).  SignPath intends to develop Investigative New Drug (“IND”) applications and clinical trials for parenterally (taken into the body in a manner other than the digestive tract) administered curcumin.  We believe that the liposomal and nano-sized formulations we have licensed could overcome absorption and hepatic inactivation problems associated with oral administration of unmodified curcumin extract, based on management’s experience and the opinions of our consultants to expand its use for concerns, Parkinson’s Disease and parasitic diseases the Company is developing three different intravenous nano-particle sized formulations.  Proof of efficacy of these formulations against human tumor xenografts in mice was published.  During IND pre-clinical toxicity trials in dogs with lipsomil curcumin, a dose-dependent hemolysis was observed, indicating specific dose/schedules of administration will be required for trials in humans.

SignPath has licensed two proprietary intravenous formulations containing curcumin as the active therapeutic agent.  The first is a liposomal version licensed from University of Texas MD Anderson Cancer Center (“UTMDACC”); the second is a nanosized version licensed from The Johns Hopkins University (“JHU”).  The Company’s near term (next 6 to 12 months) goals are to complete preclinical development of the first two lead compounds, liposomal curcumin and nanocurcumin, and file an IND with the FDA to begin Phase I safety studies.  The Company believes its licensed formulations of curcumin change the product from a naturally occurring one to novel chemical entities making them potentially patentable. The Company seeks to develop these new products which potentially will give SignPath   proprietary curcumin preparations with applications in a broad spectrum of malignant diseases.

The Company has assembled leaders experienced in pharmacologic development of natural products to advise it on the development of its curcumin formulations.  This Scientific Advisory Board is comprised of individuals with specific experience with natural products, formulation development, and malignant diseases. Expertise in chemistry will come from commercially based product chemists.  Drug development will overseen by Lawrence Helson MD, Chief Executive Officer, an oncologist with 20 years of pharmaceutical development experience; Arniban Maitra, Phd,  MPPH, of JHU, who has expertise in nanotechnology, development of nanocurcumin, and testing for antitumor effects; and   Judith A Smith, PhD, director of the UTMDACC pre-clinical development group for the liposomal formulation.

The Company’s Scientific Advisory Board members all bring relevant experience to the Company.  Professor Tauseef Ahmad, MD is an experienced principal investigator for lymphoma, myeloma and solid tumor studies.  See  Item 10. Directors, Executive Officers and Corporate Governance below for more information about our management team and Scientific Advisory Board members.

Clinical application strategies will be based upon the advice of the individuals serving on the Scientific Advisory Board, all of whom have academic and practical experience in biopharmaceutical fields.  We expect that our Phase I and II clinical trials, if and when conducted, will be run by clinical research organizations with whom we expect to establish collaborative relationships.

Our  pre-clinical IND development of liposomal curcumin is scheduled to be run by the UTMDACC group which has functional pre-clinical IND development procedures and experience. The JHU group is experienced with non-clinical development of nanocurcumin; however,  the nanocurcumin pre-clinical aspects will be run by the UTMDACC research and development group.  The latter has experience with curcumin and the capability of  guiding us through the  IND development process of both formulations.

During the fiscal years ended December 31, 2009 and 2008, the Company expended $215,937 and $263,886, respectively, for net research and development.  None of these expenses were borne by customers as the final products are not commercially available.  They consisted primarily of payments made to JHU and Brookwood Pharmaceuticals under agreements described below.

SignPath is a privately held Delaware corporation with offices in Quakertown, Pennsylvania in a building owned by our CEO.  The Company does not pay rent or have a lease for its space.

Target Markets

The anticipated markets for therapeutic curcumin are diseases for which current therapeutic alternatives are not satisfactory.  There are several malignant diseases which are classified as orphan indications, defined by the FDA as conditions with less than 200,000 patients in the United States.  Some of these conditions exhibit dependency upon NFκB (NF kappa-B, a family of intracellular proteins), a signaling pathway component inhibited by curcumin.1  Two such indications are multiple myeloma and pancreatic cancer.  The Company currently plans to pursue the development and testing of therapies with parenterally-administered curcumin to address multiple myeloma and pancreatic cancer, two forms of cancer in which current treatment is only marginally effective or could be greatly improved.

Preclinical studies conducted by other scientists of curcumin-based treatments in cancer2 therapy suggest it may have an application as a parenteral drug for both prophylaxis and therapy. There are current trials with oral curcumin for these diseases by other research groups at various stages of clinical development.  While these preclinical data show potentially beneficial activity and follow well-defined mechanisms of action, 2  the parenteral route has not yet been substantiated as effective in controlled clinical trials.  The Company’s goal is to establish the efficacy of parenterally administered curcumin.

Pancreatic cancer is the fifth leading cause of cancer deaths, accounting for an estimated 30,000 deaths annually in the United States, according to published reports found in Burro, H.A. et al (Item 5, Appendix B).  This cancer is largely resistant to the current approved drug, gemcitabene, and results in an objective tumor response in only 5% of patients resulting in a minor impact on survival.3  Pancreatic cancer, thus, remains an unmet clinical need.  We believe that most patients with this diagnosis could be candidates for controlled clinical trials alone or in combination with gemcitabene in clinical trials.

Other potential susceptible tumor types are primary and metastatic brain tumors and multiple myeloma in adults. The market for glioblastoma multiforme and other malignant gliomas has an incidence of about 17,000 per year, or 59 per million of the population, according to the scientific literature.4  Although this represents just 2% of cancer deaths in the United States, survival rates are quite low and cost of treatment is high. Following standard therapy, the median survival of glioblastoma patients is 9 to 11 months with less than 5% of patients alive after 5 years.  In addition, metastases to the brain from other sites affect an estimated 75,000 patients per year and have very poor survival rates, making primary and metastatic brain tumors a clear unmet need.  The annual incidence of multiple myeloma is 15,000 cases in the United States.  Multiple myeloma is responsible for 10% to 20% of the hematological malignancies, with skeletal involvement in about 80% of the patients.5  This disease has been shown by other non-Company researchers to have an increased expression of the curcumin-sensitive signaling pathway, which the Company believes may make it susceptible to therapy with our product candidates.  Based upon pre-clinical studies conducted by other scientists with curcumin, we believe the potential patient population could include the majority of these patients following failure of standard treatment, or as testing advances, in combination therapy or as a first line single-agent.

The Company believes that its parenteral formulations of curcumin can be compared with standard of care when used in combination with front line standard chemotherapy in a number of diseases.  Given the aging of the population with annual incremental growth in the number of prospective patients in chronic and acute disease categories, the Company believes a potentially effective and potentially minimally toxic agent like curcumin could gain wide acceptance and usage.

Product Overview

Background on Curcumin

Curcumin has been used primarily in its natural state in tumeric as an ingredient in foods for hundreds of years in India and the Asian subcontinent where it grows naturally.  It also has a history of use as a medicinal extract. 3

1      Ahn KS, Aggarwal BB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.

2      Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin. Pre-clinical and clinical studies. Anticancer Research 23:363-398.

3      Burris H.A. et al. 1997 Improvements in survival and clinical benefit with gemcitabine as first line therapy for patients with advanced pancreatic cancer: a randomized trial. J Clinical Oncology 15:2403-2413.

4      Schouten L.J. et al 2003, Incidence of brain metastases in a cohort of patients with carcinoma of the breast, colon, kidney, lung and melanomas. Cancer 94:2698-2705.

5      Sung B. Kunnumakkara AB, Sethi G. Anand P., Guha S., Aggarwal BB.  Mol Cancer ther., Ap 8(4): 959-70. 2009, Curcumin circumvents chemoresistence in vitro and potentiates the effect of thalidomide and bortezomib against human multiple myeloma in nude mice model.

Curcumin’s history includes oral human use for a variety of benign and malignant diseases. A body of published research explaining curcumin’s mechanisms of action at the cellular level supports its potential application in humans. 6, 1, 2, 7   In addition, there have been parenteral curcumin toxicology studies in animals published by other researchers which support a finding of curcumin’s safety. 7

One problem that has limited the therapeutic potential of curcumin is that orally delivered curcumin has limited bioavalibility.  Further, curcumin is broken down when it passes through in the intestinal tract and when it reaches the liver.  Studies of oral curcumin by other researchers have attributed to its low efficacy to low levels of active drug reaching the bloodstream.  Yet, uncontrolled trials conducted by third parties have shown that oral curcumin, nonetheless, appears to have some detectable clinical activity in a variety of diseases.

To address this problem, SignPath intends to develop parenteral formulations (administration that bypasses the gastrointestinal system) in the form of a liposomal version and a nanosized version. Predicated upon the dosage schedules, needs, and population demographics of different disease entities, the Company believes these curcumin-based treatments will be applicable for a broad spectrum of proliferative malignant diseases.  In addition, curcumin is believed to work as a chemopreventive agent in cancers of the colon, stomach, and skin based upon its established antioxidant and anti-inflammatory properties. (1)

Brief Technology Background:  Signal Transduction and Cellular Pathways

Cells carry out many of their functions by responding to signals transmitted from the external environment.  The surface of a cell has receptor proteins that span or cross the cell surface and bind to their targets with high specificity.  When an external molecule binds to a surface receptor, it provides the signal to activate (turn on or turn off) critical cell processes.  Recent scientific breakthroughs have enabled these surface receptors and the internal pathways they control to become targets for drug development.  Several other companies have used these mechanisms to develop products that have reached the market or advanced to late stage clinical trials.

Once a cell signaling pathway is activated, a series of reactions (or cascade) occurs within the cell.  Each step activates a specific protein in the pathway, and its active products initiate the activation of the next protein in the process.  Some of the cellular processes that are controlled in this manner include inflammatory pathways, cell proliferation, cell survival, and cell death (apoptosis). Elevated levels of activated inflammatory survival pathways have been correlated with many types of tumors, 8  and can also be markers for more severe disease and/or poor prognosis. Some pathways are associated with resistance to chemotherapy, defined as tumor cell survival in the presence of conventional toxic chemotherapy. These are some of the tumor cell characteristics that can make cancer a fatal disease.

3 Burris H.A. et al. 1997 Improvements in survival and clinical benefit with gemcitabine as first line therapy for patients with advanced pancreatic cancer: a randomized trial. J Clinical Oncology 15:2403-2413.
6 Reddy RC, Vatsala PG, Keshamouni VG et al, 2005. Curcumin for Malaria Therapy Biochemical and Biophysical Research Communications 326:472-474.
1 Ahn KS, Aggarwal BB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233
2 Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin. Pre-clinical and clinical studies. Anticancer Research 23:363-398.
7 Li,L., Brairteh, F. Kurzrock,R 2005. Liposome Encapsulated Curcumin. In Vitro Effects on proliferation, apoptosis, signaling and angiogenesis. Cancer, 104:1322-1331.
8 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal Tumorigenesis Through the Adaptor Protein MyD88. Science 317: 124-127.

SignPath is developing curcumin, a compound for which there are early indicators that it may be a compound that inhibits several cell survival pathways via blockade of specific signaling proteins called activating kinases.  Two established pathway targets are known as NFκB and AKT. 1   The net effect when these pathways are inactivated is to turn off signals leading to cell metabolism, protein synthesis, proliferation and activate signals leading to cell death via activation of downstream processes.  These changes also alter other pathways, including STAT3, survivin, and pathways conferring resistance to chemotherapy.

SignPath believes inhibition of these critical intracellular survival pathways are good targets for drug development, and our management believes that curcumin is an attractive lead compound for further development due to its inhibition of major survival pathways and collateral effects of activating death pathways.  It also prohibits inflammation and release of inflammatory cytokines such as tumor necrosis factor-ά (alpha), inflammatory cells such as macrophages which are required for the development and spread of tumors.  Recently it has been shown that activation of NFκB (an intracellular protein) is a critical component in cellular responses to TOLL-receptor ligands (receptors that activate immune cell responses) and Interleukin-1 (a cytokine).  The latter are implicated in the innate immune response promoting murine hepatocellular and colon carcinoma. 2  One of the established effects of curcumin is to inhibit NFκB and subsequent TOLL-receptor ligand activity. Scientific studies have suggested that a drug that can inhibit these activated survival and inflammatory pathways should be able to stop the growth of cancer cells.  Blocking inhibitors of death pathways are believed to shorten the cell’s ability to survive. 8

Liposome Encapsulation and Nanocurcumin

SignPath is developing liposomal and nanosized versions of curcumin.  The liposomal version is a lipid-protein coating that encases the molecule.  This helps prevent the drug from being removed from the bloodstream by the liver, increases solubility in serum, and increases the drug’s circulation time allowing more drug to reach tumor sites.  Micellar aggregates or nanoformulations of curcumin with unique polymeric chemical coatings will be synthesized and contain similar solubility characteristics to liposomal formulations; however, we believe these nano-formulations may have discrete clinical applications compared to the liposomal formulation. For these reasons, SignPath intends to develop both formulations.

Nanocurc, a polymeric parenteral formulation of nanocurcumin, in human pancreatic cancer xenografts in nude mice has been found by the Company to have anti-cancer effects which are synergistic when co-administered with Gemcitabine.  This formulation has activity against breast cancer and passes the blood brain barrier.  Non-clinical and pre-clinical studies of tumor targeted PLGA curcumin have been completed at the University of Texas (see below) and published.

Mechanism of Action

Curcumin’s molecular mechanisms of action involve direct and indirect inhibition or activation of multiple biochemical targets in tumor cells.  These include genes, enzymes, proteins, and, particularly, many components of up-regulated cell survival and down-regulated cell death pathways.  These activities result in decreased inflammatory and/or oxidative damage, decreased migration, proliferation and invasion of tumor cells, decreased radio- and chemoresistance, and increased chemosensitivity to cytotoxic drugs.  While not incorporated in SignPath’s initial efforts, the Company may also develop curcumin applications to target malaria or other parasitic diseases. These observations suggest the potential to treat several diseases with large potential markets if the Company can develop an economically feasible product.

1 Ahn KS, Aggarwal BB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.
2 Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin. Pre-clinical and clinical studies. Anticancer Research 23:363-398.
8 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal      Tumorigenesis Through the Adaptor Protein MyD88. Science 317: 124-127.
3 Burris H.A. et al. 1997 Improvements in survival and clinical benefit with gemcitabine as first line therapy for patients with advanced pancreatic cancer: a randomized trial. J Clinical Oncology 15:2403-2413.

Cancer:  Only 1% of an oral dose of curcumin is absorbed; yet in spite of this extreme limitation, there are publications that suggest anti-cancer activity of orally administered curcumin. 2   Additional evidence for anticancer activity is suggested from in vitro  and animal experiments. Its anticancer effects include promoting apoptosis (cell death pathways) and down regulation of major pro-survival factors, including AKT, NFκB, STAT-3, and Survivin signaling pathways. We, therefore, believe that commercial application of parenteral curcumin formulations for cancers which depend upon NFκB (such as multiple myeloma and pancreatic cancer) represent prime candidates for Phase II trials assuming successful preclinical and Phase I trials.  Many other cancers such as brain tumors are also dependent upon AKT, NFκB, and survival pathways which may render them additional potential clinical targets. 3

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals, and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the U.S. Food and Drug Administration (“FDA”) and regulatory authorities in other countries. In the United States, various federal, and in some cases, state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources.

Regulatory approval, when and if obtained for any of our product candidates, may be limited in scope which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

FDA Approval & Developmental Milestones

There are three primary phases of FDA clinical trials for an FDA new drug application (NDA) and approval for commercial sale.  Before these can begin, non-clinical/pre-clinical laboratory studies are conducted and an Investigational New Drug application (IND) is submitted to the FDA.  After FDA approval, the Company may begin Phase I clinical safety and dosage estimation studies, followed by Phase II studies to evaluated clinical efficacy in selected diseases, then Phase III testing to demonstrate statistically significant safety and efficacy.

During the pre-clinical phase (non-clinical and pre-clinical) a compound is studied ex-vivo in a laboratory and in-vivo  in laboratory animals to establish its stability, manufacturing feasibility, bioavailability, absorption, distribution, metabolism and elimination.  This phase of testing establishes pre-clinical parameters for clinical safety and efficacy.  Results of these pre-clinical trials comprise the IND that is submitted to the FDA for review before the drug is tested in humans.  Phase I testing is a basic safety study to determine if the drug is safe enough to be tested in humans. During Phase I, the drug can be tested in both healthy human volunteers and/or patients with malignant disease to determine a tolerable dosage regimen that is sufficiently safe to proceed with further testing in a larger group of diseased patients. Testing in disease-free volunteers can supply accurate estimates of safety and tolerability for application in persons with non-cancer indications, while testing in patients with pre-treated cancers can indicate different degrees of tolerance depending upon their past medical history.

In Phase II studies, the drug is tested in small number of patients with benign and/or malignant forms of the disease to determine the doses at which the drug has clinical activity and to characterize the drug’s effects on the body.  These effects include the drug’s dosage, efficacy, and side effect profiles.

Drugs that have a clinical benefit in Phase II trials move forward to additional clinical testing with a larger number of patients in Phase III trials. These trials verify Phase II results in a larger patient sample and must demonstrate statistically significant benefits in the drug’s safety and efficacy.  Trial endpoints are designed to show a meaningful clinical effect over a predetermined timeframe.  These timeframes depend on the disease being tested and can be in days, weeks, or years of treatment.

The drug being tested is typically compared with a placebo or the current standard of treatment to show that the drug is equal to (or an improvement upon) existing treatments. Once those studies have been completed, the new drug application (NDA) is prepared and submitted to the FDA for approval.  Under FDA guidelines, the NDA should be answered within 10 months.   At such time, the FDA may inform the Company that drug is approved, the application is approvable pending resolution of certain issues, or may require additional studies to be completed for approval.

Other Regulatory Requirements

Any products that we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP regulations which impose procedural and documentation requirements upon us and any third party manufacturers we utilize. Before approving a biologics license application, the FDA will inspect the facilities at which the product is manufactured (including both those of the applicant and any third-party component manufacturers) and will not approve the product unless the manufacturing facilities are in compliance with FDA’s cGMP, which are regulations that govern the manufacture, storage and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards.

Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP regulations. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The FDA also closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates or approval of new indications for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

In addition, the labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and U.S. Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing the Company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

Other Uses of Curcumin

There are other potential uses of curcumin in addition to our initial focus on multiple myeloma and pancreatic cancer. Following our clinical trials in these two categories, we will seek to study other cancer candidates which have an AKT or NFkB requirement for survival and proliferation, such as breast and prostate cancers. The unique activity of curcumin also suggests its use with other cancer treatment modalities. For example, it may increase tumor cell susceptibility to standard treatment with radiation or chemotherapy.

Because of the protean nature of curcumin’s interaction with different cell components, and based upon data derived from traditional use and non-clinical and pre-clinical laboratory studies, we believe it may have a therapeutic role in numerous non-cancer indications.

To expand its use for other cancers, Parkinson’s Disease and parasitic diseases, the Company is developing three different (liposomal, polymeric and slow release PLGA) intravenous nanoparticle size formulations.  Proof of efficacy of these formulations against human tumor xenografts in mice was published.  During IND pre-clinical toxicity trials in dogs, with liposomal curcumin, a dose-dependant hemolysis was observed, indicating specific dose/schedules of administrations will be required for trials in humans.

A research grant of approximately $80,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin passage across the blood brain barrier and focal distributions in mice/rat brains in collaboration with D. S. Chiou at the University of Western Ontario, Canada.  Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease and memory processing.  The Company has expended approximately $30,000 to manufacture naocurcumin for this study and is funding animal studies with Dr. Chiou with the remaining funds.

To broaden the intellectual property profile of parenteral curcumin, additional clinical uses of curcumin have been incorporated in a CIP (continuation in progress) application.  This application has been submitted to the Patent and Trademark Office by MD Anderson and contains claims for additional therapeutic uses of curcumin.  There is sufficient published data on curcumin and autoimmune diseases, degenerative diseases of the joints and the nervous system, inflammatory based diseases, aging, diabetes and cerebral malaria to envision addressing these conditions with parenteral curcumin when final dosage and safety data from cancer trials in cancer patients becomes available.

Clinical Trials

The Company expects to submit an IND to begin human clinical trials upon completion of the preclinical work, which is expected to be in the third quarter of 2010.  The Company expects to initiate Phase I clinical trials within three months of regulatory clearance.  Clinical trials for liposomal curcumin and nanocurcumin will use curcumin formulations made under GMP conditions by contract manufacturers.  As described below, the Company has entered into agreements with manufacturers of curcumin, liposomal curcumin, and polymers for nanocurcumin to produce sufficient quantities to complete all pre-clinical requirements for submission of an IND. Agreements for additional quantities of both formulations for Phase 1 clinical trials will be initiated depending upon human  dosage  estimates generated in pre-clinical studies.  The Company plans to pursue four Phase I liposomal curcumin and nanocurcumin parenteral trials in cancer patients.

We have had preliminary discussions regarding participation in Phase I and II clinical trials during direct meetings with responsible physician investigators at three cancer centers. All have had extensive experience with drug trials anticancer drugs and are willing to participate in the proposed clinical studies.

These investigators include:

•	M.D.Anderson Cancer Center, Houston Texas. Dr. R. Kurzrock has already evaluated oral curcumin in over 40 patients with pancreatic cancer.

•	New York Medical College, Dr. T. Ahmad has had extensive experience as a Phase I, II, and III clinical trial investigator.

•
At the Algemeine Krankenhaus, in Vienna Austria, Dr. Michael Wolzt would be in charge of Phase I and II clinical trials following initial toxicity data from either New York Medical College (Valhalla, NY) or M.D. Anderson Cancer Center.  Our CEO inspected these facilities in December 2007, however, no agreements were entered into and management will determine whether to pursue a clinical study of this finding depending on cost and feasibility, when regulatory approval is obtained.

Additional Phase I trials in normal volunteers may be initiated if deemed necessary by the FDA, if a non-toxic but therapeutic dose is determined in Phase I cancer studies.  These studies are expected to be carried out by Dr. Wolzt in Vienna, Austria and at The Johns Hopkins Hospital, Baltimore, Maryland.

Tentative sites for these Phase I trials include the following:

•
We expect that the SP01 (liposomal curcumin) formulation will be tested for pharmacokinetics, safety and dosage estimation in a Phase I trial in three centers:  MD Anderson Cancer Center, Houston, Texas; Westchester Medical Center, Valhalla, New York; and Medical University of Vienna, Allgemeines Krankenhaus, Vienna, Austria.

•
We expect that the SP02 (nanocurcumin) formulation will be tested for pharmacokinetics, safety, and dosage estimates in Phase I trials in three centers:  M.D. Anderson Medical Center, Houston, Texas; Westchester Medical Center, Valhalla, New York; and Medical University of Vienna, Allgemeines Krankenhaus, Vienna, Austria.

In both cases above, the Company expects that the trials’ subjects will be cancer patients who have failed standard of care therapy and elected experimental therapy.

Provided that the safety results of Phase I trials are satisfactory and the FDA approves the Phase II studies, the Company anticipates launching the following Phase II trials:

•	Liposomal curcumin: Intravenous administration to pancreatic cancer patients who fail standard therapy.

•	Liposome curcumin: Intravenous administration to multiple myeloma cancer patients who fail standard therapy.

•	Nanocurcumin: Intravenous administration to pancreatic cancer patients who fail standard therapy.

•	Nanocurcumin: Intravenous administration to multiple myeloma patients who fail standard therapy.

Market Analysis

The anticipated markets for therapeutic curcumin include populations with unmet medical needs, or as combinations with established drugs to enhance their activity in the presence of drug resistance.  The preclinical studies of curcumin in cancer suggest its potential application as a parenteral drug for both prophylaxis and therapy.

Given the aging of the population with an annual increment in the number of prospective patients in chronic disease categories, the Company believes a potentially effective and presumably minimally toxic agent like oral or parenteral curcumin could gain wide acceptance and usage.

As stated earlier, the Company is aware of pre-clinical data from other research suggesting that parenteral curcumin may have anti-cancer activity. 8  The new cases of cancer in the United States in 2009 were estimated at approximately 1,400,000 per year, according to the American Cancer Society, Inc. Surveillance Research.  This is a large market with substantial room for improvement over current therapies.

Curcumin may also prove to be effective as prevention for high-risk individuals and as a therapeutic for established disease when used alone or in combination with other agents.  As an initial approach we anticipate treating diseases with unmet needs. These include multiple myeloma and pancreatic cancer.  While there are current clinical trials with oral preparation of curcumin, we currently know of no competitors with publicly known plans to develop parenteral forms of curcumin.  Management believes that the Company is positioned to leverage its rights to its licensed intellectual property of these parenteral products in the United States and worldwide.

Potential Commercialization of Liposomal Curcumin and Nanocurcumin

Because the liposomal formulation has been demonstrated by other researchers to be effective in animal studies, 8 we anticipate that this modification of curcumin could be more effective than the natural extract from turmeric when administered parenterally.  Assuming we obtain positive results from our preclinical trials, clinical trials and ultimately receive FDA approval, the Company believes that these formulations of curcumin may be accepted by physicians for treating cancer and other diseases that fit within the efficacy profile established by the Company.

8 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal Tumorigenesis Through the Adaptor Protein MyD88. Science 317: 124-127.

Modification of water-insoluble drugs such as curcumin as liposomes or nanoparticles is a novel formulation process.  We cannot predict at this time the biological activity of a liposomal curcumin product compared to the nanocurcumin formulation due to possible differences in effectiveness, pharmacokinetics, and pharmacodynamics.  There may be specific pharmacological advantages for either formulation which could confer clinical and/or commercial value.  The final cost of drug production will depend upon usage and economies of scale; however, we intend to adopt a strategy, if possible, to result in our products having a cost competitive with current medications for the intended applications.

The Company also expects to evaluate conducting potential additional development initiatives based on its licensed curcumin formulation to treat patients with degenerative, arthritic and parasitic diseases, such as malaria, depending upon the results of the Phase 1 trials, clinical imperatives, and financial resources to carry them out.

Clinical application of parenteral administration of liposomal curcumin or nanosized curcumin may induce varied responses in the same disease or in different disease states.  In addition, we anticipate different development and manufacturing costs, and ultimately different commercial remuneration in the different applications.  These variations are attributed to demographic differences in applications such as pancreatic cancer and multiple myeloma.

The Company entered into a Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH (“Polymun”), Vienna, Austria, dated as of September 6, 2007, which has been filed as an exhibit to the Company’s SEC filings.  Pursuant to this agreement, Polymun will apply their GLP process and experience to encapsulate pure synthetic curcumin provided by the Company with a layer of lipid particles (making a liposome formulation which can be injected intravenously). After testing for size, and stability, Polymun will deliver the liposomal curcumin to the MD Anderson Cancer Center for intravenous animal toxicity testing. During this developmental process they have invented and developed a special assay to simultaneously quantify the content of lipids and curcumin in all batches they prepare.  Polymun completed scaled-up GMP manufacture of the lipocurc formulation.  The Company’s obligation to Polymun totaled €280,000 through the first two development stages and thereafter a €130,000 per production fee. Our agreement with Polymun expired on December 31, 2009 although the parties are continuing work under the terms of the agreement.

On January 30, 2008, the Company contracted with Brookwood Pharmaceuticals, Inc., n/k/a Surmodics Pharmaceuticals, Inc. (“Surmodics”) an Alabama based polymer manufacturer, to synthesize a quantity of polymer for nanocurcumin development. The polymer is designed to surround the pure curcumin to render it soluble and ready for intravenous administration in mice, rats, and dogs which constitutes the "nanocurcumin formulation".  The total cost for producing sufficient polymer for animal studies is $81,000. Surmodics will provide quantities of output to the Company’s designated manufacturer in order to fulfill final product requirements.

Both Polymun and Surmodics are agreeable to proceed with this second phase of development to produce clinical GMP grade curcumin.  The Company will decide between the two companies based upon their capacity and experience. Since liposomal curcumin is an advanced stage of development (pre-clinical) and nearing completion of FDA requirements, the Company’s interest is to proceed with that product in its Phase 1 clinical studies.  The nanocurcumin to be developed by The Johns Hopkins University is expected to take 8 to 12 months before it can be submitted for trials.  Ultimately, the final GMP product will be shipped to Dr. Anirban Maitra at The Johns Hopkins University, who will complete the pre-clinical aspects of the IND. Additional batches will be sent to J.A.Smith at MD Anderson for GLP production.

Raw Materials; Supplies

Liposomal curcumin was manufactured  for the Company by Polymun, Inc., of Vienna, Austria under the agreement described in the prior section.  It was obtained initially from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”) and then from Sabinsa Inc., New Jersey.  The Company obtained one batch of 200 grams of GMP manufactured liposomal curcumin under an agreement dated June 30, 2007 with SAFC, which has been filed as an exhibit to the Company’s SEC filings.  The total cost to the Company was $98,350 for scaled-up manufacture of 98.2% pure curcumin under GMP for human use is in process at Sabinsa/Sami Labs, Bangalore, India.  FDAand EMEA (European Medicines Agency) compliance and validations audits relating to the curcumin manufacturing facility in India was performed by Topaz Technology, Inc. of Bryn Mawr, PA under an agreement with the Company dated June 30, 2009, at a total cost of $24,500 which has been paid.  Analysis of the 0.1% residue is being done at Chimic Labs, Massachusetts.  Nanocurcumin is manufactured for the Company by either SAFC or Sabinsa.  The Company’s purchases from Sabinsa were made pursuant to purchase orders without a contract.  There are very stringent new regulations concerning GMP by the EMEA and the FDA. The polymer used for nanocurcumin development is manufactured by Surmodics under the above-described agreement.

At UTMDCC, GLP pharmacokinetic and toxicity studies of single and multi-dose intravenous liposomal curcumin in mice and rats were without evidence of toxicity at a maximal injectible volume.  Dog pharmacokinetics and single ascending dose toxicity studies identified reversible hemolysis at a maximum tolerated dose (MTD) and irreversible hemolysis at a significantly higher dose limiting level.  In vitro studies with dog and human RBCs corroborated these observations three anmexin V biomarker [Define].  Multidose canine studies are planned at MTD dosages based upon these studies.

SignPath is collaborating with Gibralter Labs, Surmodic Pharma, Johns Hopkins University and the NCI Nanocharacterization Laboratory for corroborative non-clinical and pre-clinical studies of polymeric nanocurcumin.  GMP production is being explored at a facility in Calcutta, India.

Intellectual Property

The Company has three pending patent applications for lipocurc, nanocurc and depocurc.  The U.S. Patent Office has returned office action on all three applications.  A fourth provisional patent submission concerning curcumin infusions was submitted in November 2009, a six-month extension request for a fifth provisional patent applications concerning a new medical application was submitted in or about March 2010.

Internet domains have been established for Signpathpharma.com; depocorc.com, lipocurc.com; nanocurc.com and nanocurcumin.com.  The trademark “Nanocurc” (Sept. 15, 2009) has been registered with a six-month extension to use in commerce.

Agreement With University of Texas MD Anderson Cancer Center

A patent is pending for liposomal curcumin.  It was submitted in 2005 by the University of Texas MD Anderson Cancer Center (the “UTMDACC”) with the title “Liposomal Curcumin for Treatment of Cancer.”  On February 21, 2007, SignPath, the UTMDACC and the Board of Regents of the University of Texas System (the “Board”) entered into an exclusive license for this pending patent (the “UTMDACC License Agreement”).  Pursuant to the UTMDACC License Agreement, SignPath has a royalty-bearing exclusive, worldwide license to manufacture, use, import and sell for human and animal use inventions and discoveries covered by the pending patent and associated technologies. SignPath may sublicense its rights under the UTMDACC License Agreement.

SignPath has agreed to pay all of UTMDACC’s reasonable out-of-pocket expenses of filing, prosecuting, enforcing and maintaining its patent rights. In addition, SignPath is obligated to pay a $15,000 license documentation fee and an annual maintenance fee of $10,000 for the first seven years of the UTMDACC License Agreement both of which have been paid to date. If a patent is issued during the first seven years of the license, this annual fee will increase to $15,000. After the seventh anniversary of the UTMDACC License Agreement, the annual fee will increase to $30,000 a year.

In addition, SignPath is obligated to pay running royalties of 2.5% on net sales of less than $250 million for products covered by an issued patent licensed under the UTMDACC License Agreement. This royalty rate increases to 3% for sales equal to, or greater than, $250 million.  A royalty of 1.5% of net sales is payable by SignPath for products covered under the license which are not protected by an issued patent. After sales to the public begin, SignPath must pay a minimum annual royalty $75,000 which can be deducted from the royalties on net sales due under the agreement. In addition, SignPath is obligated to pay 20% to 25% of all non-royalty consideration received under sublicensing agreements.

The Company will also be responsible for the following milestone payments upon the occurrence of specified events.  These consist of: (1) $10,000 upon dosing the first patent with a licensed product in a Phase 1 Study; (2) $25,000 upon dosing the first patient within a licensed product in a Phase 2 study; (3) $50,000 upon dosing the first patient with a licensed product in a Phase 3 Study, or $40,000 if no product has issued when this milestone is achieved; (4) $400,000 upon the first regulatory approval of a licensed product, or $200,000 if no patent has issued and (5) $15,000 upon issuance of a patent.  The Company expects to fund the milestone payments when they come due from the private placement of equity securities to the extent funds are available.  Further the Company has agreed to provide a minimum of $250,000 in funding for the completion of pre-clinical studies subject to completion of final reports.

The UTMDACC License Agreement survives for the period that patent rights covering the licensed intellectual property are in place, or if no patent rights are issued, 15 years with an automatic extension of 15 years upon regulatory approval of a licensed product. UTMDACC will, as part of a SignPath sponsored research agreement, prosecute an IND for the pegylated liposomal curcumin product.  UTMDACC and/or the Board has the right to terminate the agreement in any jurisdiction if SignPath fails to cure within 90 days of receipt of written notice its failure to commercialize and actively attempt to commercialize sales in such jurisdiction.  The UTMDACC License Agreement is terminable by UTMDACC upon 30 days’ written notice if SignPath fails to cure a breach of payment and/or fails to fund completion of pre-clinical studies or file an IND or upon 90 days’ written notice for any other breach of contract.

Agreement With The Johns Hopkins University

In October, 2007, SignPath and The Johns Hopkins University (“JHU”) entered into an exclusive license agreement under a provisional patent application (Serial No. 60,866/516) entitled “Biocompatible ‘Smart’ Nanogels as carriers for Hydrophobic drugs”. This application was submitted on November 20, 2006 by JHU for a nano-sized curcumin formulation called nano curcumin.  Pursuant to the JHU License Agreement, SignPath has an exclusive worldwide license to manufacture, use, import and sell inventions and discoveries covered by the pending patent and associated technologies. SignPath may sublicense its rights under the JHU License Agreement, subject to terms and conditions set forth in the Agreement.  The JHU License Agreement shall continue until its expiration of the last to expire patent in each country, or if no patents issue, then for 20 years from the commencement of the agreement.  The agreement is terminable for a breach which is not cured within 30 days after receipt of notice or by SignPath upon 90 days’ prior written notice.  Title to all inventions and discoveries made by each party resulting from their research shall belong to each respective party with joint ownership of inventions and discoveries which are made jointly.

Under the terms of the JHU License Agreement, SignPath has agreed to exercise its best efforts file an IND with the FDA and to exercise reasonable efforts to develop and introduce the licensed products and services into the commercial market. In addition, the Company entered into a sponsored research agreement (the “SRA”) with Dr. Anirban Maitra of JHU pursuant to which we will provide $100,000 of funding for the continuation of non-clinical and pre-clinical studies of the nanocurcumin compound will pay JHU indirect costs of $64,000.  The SRA was entered into by the Company on October 2, 2007.  Payment of the $100,000 fee under the SRA was due in three equal installments beginning 30 days after execution of the agreement and at 4 month intervals from development of an IND for nanocurcumin all of which has been paid as of December 31, 2009.  The term of the SRA was one year ending on September 18, 2008 which was not extended. Subject to current research activity, new opportunities and the availability of funds, Dr. Maitra’s contract may be renewed for additional programs.  All inventions which would be filed as a continuation patent under JHU’s patent application shall be subject to the JHU License Agreement.

SignPath was obligated under the JHU License Agreement to pay $50,000 in license fees which have been paid, plus minimum annual royalties increasing from $10,000 in the first two years to $25,000 in the third and fourth years and $30,000 in the fifth year.  An aggregate of approximately $241,000 has been paid under this license agreement as of December 31, 2009.  The JHU License Agreement also provides that we will be obligated to pay JHU running royalty rates of two percent (2%) of net sales less than $250 million for licensed products covered by one or more claims in an issued patent, and three percent (3%) of net sales equal to or greater than $250 million for licensed products covered by one or more claims in an issued patent, or one and one half percent (1.5%) of net sales of licensed products not covered by an issued patent. The running royalties payable under the agreement are subject to a minimum annual rate. SignPath is also subject to other substantial payments, including all reasonable costs of patent reimbursement.  The Company is obligated to make the following payments upon development milestones to JHU regardless of whether the milestone is achieved by the Company, a sublicensee or an affiliate: (1) $25,000 upon dosing the first patient with a licensed product in a Phase I clinical trial at a site other than JHU; (2) $50,000 upon dosing the first patient with a licensed patent in a Phase II clinical trial at a site other than JHU; (3) $25,000 upon dosing the first patient with the licensed patent in a Phase III clinical trial at a site other than JHU; (4) $250,000 upon first regulatory approval of the licensed patent, or $100,000 if no patent has issued; (5) $10,000 upon issuance of a patent sublicense fees (if applicable), and reimbursement of costs reasonably incurred by JHU in connection with the patent.

Agreements with the University of North Texas

On August 18, 2008, the Company entered into a Patent and Technology License Agreement with the University of North Texas (“UNT”) Health Science Center (the “UNT Agreement”).  UNT granted the Company a royalty-bearing exclusive license to manufacture and sell products developed at UNT from depot curcumin.  In consideration of the license, the Company agreed to pay an upfront license fee of $15,000, reasonable out-of-pocket expenses for patent rights; an annual maintenance fee of $10,000 commencing on the first anniversary date of when the UNT Agreement was signed until the first to occur of (i) the seventh anniversary date of the contract signing; (ii) the first sale of a product to a non-affiliated third party; or (iii) the issuance of a patent.  The annual fee increases to $30,000 after the seventh anniversary date of the agreement being signed until the first sale.  The annual maintenance fee shall increase from $10,000 to $15,000 following the issuance of a patent until the earlier of first sale or the seventh anniversary date.  Upon the first sale, the annual maintenance fee shall convert into a minimum annual royalty of $75,000.  Running royalties of 2.5% of net sales less than $250 million for licensed products covered by an issued patent; 3% of net sales equal to or greater than $250 million; and 1% of net sales of licensed products not covered by an issued patent may be credited against the minimum annual royalty next due.

The Company or a sublicensee shall pay milestone payments to UNT of (i) $10,000 upon the first dosing of a patient with a licensed product in a Phase 1 Study; (ii) $25,000 upon the first dosing of a patient with a licensed product in a Phase 2 Study; (iii) $50,000 upon the first dosing of a patient with a licensed product in a Phase 3 Study, the latter of which shall be reduced from $50,000 to $40,000 if no patent has been issued; $400,000 upon first regulatory approval of each licensed product unless a patent has not been issued; $15,000 upon issuance of a U.S. or European patent; $200,000 upon regulatory approval of a licensed patent for each indication other than cancer, which shall be reduced to $100,000 if no patent has been issued.

Certain payments to the Company by a sub-licensee prior to initiation of a Phase 2 Study shall not be included in fees paid to UNT in the amount of 25% and 20% if the sublicense is executed after initiation of a Phase 2 Study.   UNT shall also be paid a $100,000 assignment fee.

The Company agreed to spend at least $250,000 towards pre-clinical studies, exclusive of overhead costs of UNT.  At least $100,000 must be funded within 18 months of the contract signing and an aggregate of $200,000 within 2 ½ years of the contract signing.  The Company also agreed to pay all costs of filing for patents, or otherwise lose its rights under the patent and agreed to enforce patent rights against infringement.

The UNT Agreement shall terminate the later of the expiration of any patent rights or 15 years or if no patent is issued, the agreement shall end 15 years after regulatory approval of any licensed product.  The Company must evidence to UNT within three years that it is actively and effectively attempting to commercialize a licensed product.  The UNT Agreement will terminate if the Company is unable to cure a payment default after 60 days notice from UNT or upon 30 days notice if the Company fails to fund completion of pre-clinical studies or to file an IND, or 90 days after default by the Company of any other obligation under the agreement.

The Company entered into a Sponsored Research Agreement, effective June 1, 2009, with UNT to sponsor additional research and obtain certain patent rights and technology resulting from such additional research.  The research under this agreement, as amended on September 8, 2009, will be carried out through November 8, 2011, under the direction of Dr. Jamboor Vishwanatha.  Total payments to UNT consist of $167,212, with a $30,000 payment due upon signing which was paid in June 2009; $30,000 due on December 1, 2009, $55,000 due on May 31, 2010 and $52,121 due on November 8, 2011.

Legal Proceedings

As of the date hereof, there are no material legal proceedings pending or threatened to be taken against the Company.  SignPath has retained legal counsel to evaluate and advise on our intellectual property and patent strategy.

Employees

The Company currently has one employee, Dr. Lawrence Helson, its Chief Executive Officer.  The Company expects to continue to use subcontractors and independent consultants and will hire a business development director when funds are available.

ITEM 1A.  RISK FACTORS

An investment in the Company is speculative, involves a high degree of risk and should only be purchased by persons who can afford to lose their entire investment. Prospective purchasers of our securities should carefully consider, among other things, the following risk factors relating to the business of the Company.

Risks Related to Our Company

History of significant losses and risk of losing entire investment.

The Company’s financial statements reflect that it has incurred significant losses since inception, including net losses of $571,324 and $1,695,766 for the years ended December 31, 2009 and 2008 and a loss from inception through December 31, 2009 of $2,793,923.  The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability.  Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2009 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements for the period ended December 31, 2009, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2009.  If we are unable to raise additional capital or borrow money we will not be able to complete and file INDs with the FDA in order to commence clinical trials.  If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.

We are a development stage company, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

•	the absence of an operating history;

•	the lack of commercialized products;

•	an expected reliance on third parties for the development and commercialization of some of our proposed products;

•	uncertain market acceptance of our proposed products; and

•	reliance on key personnel

Because we are subject to these risks, you may have a difficult time evaluating our business and your purchase of our securities.

No revenue for the foreseeable future, with substantial losses and no guarantee of profitability.

At this stage of its growth cycle, the Company has a limited operating history and no revenues, products ready for market, customers or marketing resources.

As a development stage company, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made.  Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the evolving and heavily-regulated pharmaceuticals industry, which is characterized by an ever-increasing number of market entrants, intense competition and high failure rate.  In addition, significant challenges are often encountered in shifting from developmental to commercial activities.

In addition, we are subject to many business risks, including but not limited to, unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages against larger and more established companies.  In addition, there can be no assurance that the Company will ever be able to generate revenues or, if the Company generates revenues, that it will ever be profitable, or that the Company will be able to obtain sufficient additional funds to continue its planned activities.  Therefore, prospective investors may lose all or a portion of their investment.  The Company does not anticipate that it will have any revenues for the foreseeable future.

Concentration of ownership by a Founder and its affiliates raises a potential conflict of interest between the Company, a Founder and certain of their employees.

Bruce Meyers, a Founder of the Company and President of Meyers Associates, beneficially owns approximately 57.5% of the outstanding shares of the Company’s common stock and Imtiaz Khan, Managing Director of Meyers Associates owns 2,500,000 shares (22% of the Company).  This concentration of ownership may not be in the best interests of the Company’s stockholders and Meyers Associates and may be subject to potential conflicts of interest.  As a result of Meyers Associates’ ownership of the Company, it is likely that in the event the Company becomes a publicly-traded company, Meyers Associates’ would not be able to serve as a market maker in the Company’s common stock.  See “Principal Stockholders.”

The Company does not have the financing resources necessary to successfully complete development and market any formulations of curcumin.

As of December 31, 2009, the Company had approximately $295,418 cash on hand.  The Company does not have any current sources of financing, to complete product development and marketing. If the Company is unable to attract sufficient additional capital, it will not be able to realize its growth plans.  If the Company does find such financing, it may be on terms that are unfavorable or dilutive, to owners of the Company’s equity securities.

Our drug development program will require substantial additional capital to successfully complete it, arising from costs to:

•	complete research, preclinical testing and human studies;

•	establish pilot scale and commercial scale manufacturing processes; and

•	establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research and development programs and the magnitude of these programs;

•	the scope and results of preclinical testing and human studies;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	competing technological and market developments;

•	our ability to establish additional collaborations;

•	changes in our existing collaborations;

•	the cost of manufacturing scale-up; and

•	the effectiveness of our commercialization activities.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt of major milestones and other payments.

We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or the commercialization of one or more of our product candidates. Accordingly, any failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects.

Additional funds are required to support our operations but we may be unable to obtain them on favorable terms, we would be required to cease or reduce further development or commercialization of our potential products.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with one full-time employee, our CEO, as of the date of this report.  To conduct our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The Company’s success is highly dependent on attracting and retaining key scientific and management personnel, but the Company may be unable to do so.

The Company’s future depends on the service of its scientific and management teams and other key personnel.  The Company may be unable to attract highly qualified personnel, especially if it is unable to demonstrate to those individuals that it has sufficient funding to adequately compensate them either through current cash salary or with equity that could eventually have substantial value.  If the Company is unable to attract highly qualified individuals, the Company may be unable to continue development or commercialization efforts of its proposed products which would have a material adverse effect on the Company’s operations.

We have no experience in manufacturing, sales, marketing or distribution capabilities.

The Company has no experience in manufacturing, selling, marketing or distributing any formulations of curcumin or any other product.  The Company has outsourced production of raw materials for production of liposomal curcumin and will outsource production of good manufacturing practice (“GMP”) grade of liposomal curcumin and nanocurcumin to commercial facilities.  There can be no assurance that the Company will be able successfully to sell, market, commercialize or distribute any formulation of curcumin or any other products at any time in the future.

Provisions in our charter documents and Delaware law could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•
advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

If we lose the services of our Chief Executive Officer, our operations would be disrupted and our business could be harmed

Our business plan relies significantly on the continued services of our CEO, Dr. Larry Helson, age 77.  If we were to lose his services, our ability to continue to execute our business plan would be materially impaired. While we have entered into an employment agreement with Dr. Helson, the agreement would not prevent him from terminating his employment with us. Dr. Helson has not indicated he intends to leave the Company, and we are not currently aware of any facts or circumstances that suggest he might leave us.

Risks Related to Our Business

We are devoting our efforts to a limited number of product candidates, and there is no assurance of product success.

The Company is an early stage biopharmaceutical company and, since its inception, has focused mainly on research and development.  There can be no assurance that the Company will ever successfully develop liposomal curcumin, nanocurcumin, or any other formulation of curcumin or any product whatsoever, or obtain FDA approval for clinical testing in the United States or any other country.

Our two curcumin formulations in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can commercialize and market them. We cannot predict if or when any of the product candidates we are developing will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential products, including the possibility that:

•	preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects;

•	the products may fail to receive necessary regulatory approvals from the FDA in a timely manner, or at all;

•	the products, if approved, may not be produced in commercial quantities or at reasonable costs;

•	the potential products, once approved, may not achieve commercial acceptance;

•	regulatory or governmental authorities may apply restrictions to our potential products, which could adversely affect their commercial success; or

•	the proprietary rights of other parties may prevent us from marketing our potential products.

Given our limited focus on two product candidates, if these product candidates do not prove successful in clinical trials, and are not approved or are not commercialized because we have insufficient resources for continued development or for any other reason, we may be required to suspend or discontinue our operations and our business could be materially harmed.

SignPath depends on intellectual property licensed from third parties which it may not be able to maintain.

The Company’s business plan depends on developing products based on intellectual property licensed from The Johns Hopkins University (“JHU”) and The University of Texas MD Anderson Cancer Center (“UTMDACC”).  See “Business - Intellectual Property.”  The Company’s license agreements require the Company to make payments to the licensors in the future.  The Company currently does not have sufficient resources to make all of such payments, and there can be no assurance that the Company will be able to make such payments in the future.

The Company’s exclusive license with UTMDACC is for the life of patent rights or, if no patent rights are issued, for up to 30 years; however, is terminable upon 30 days’ written notice if the Company fails to cure a breach of payment or funding requirement, or upon up to 90 days’ written notice for any other breach of contract by the Company.

The Company’s license agreement with JHU is for the life of the last patent to expire or 20 years if no patents issue.  It is terminable for a breach of contract by SignPath not cured within 30 days after receipt of notice.

Additional patents and pending patent applications filed by third parties, if issued, may cover aspects of products the Company intends to develop or may develop and test in the future.  As a result, the Company may be required to obtain additional licenses from third-party patent holders in order to use, manufacture or sell the Company’s product candidates.

There can be no assurance that the Company’s current arrangements with JHU or UTMDACC, or any future arrangements will lead to the development of any products with any commercial potential, that the Company will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology development in connection with these arrangements or that the Company will be able to ensure the confidentiality of any proprietary rights and information developed with JHU or UTMDACC will prevent the public disclosure thereof.  The Company is not aware of any litigation, threatened litigation, or challenge to intellectual property, however, once any patents are issued to the Company, we may be subject to future litigation.

There can be no assurance that the Company will be able to maintain its existing license agreements or obtain additional necessary licenses on reasonably acceptable terms or at all.  The Company’s inability to maintain its existing licenses or obtain additional licenses on acceptable terms would have a material adverse effect on the Company’s business, financial condition and results of operations.

The US FDA regulatory process is costly, lengthy and requires specific expertise.

The Company will rely initially on consultants and service organizations with prior experience working with the FDA to guide the product through the regulatory process. The Company expects to hire experienced employees and/or consultants to analyze, prepare and present Investigational New Drug (“IND”) applications to the FDA and conduct clinical trials. The process of obtaining regulatory approvals can be extremely costly and time-consuming, and there is no guarantee of success. If the Company does not receive approval of any of its IND applications, it will not be able to proceed with Phase I clinical testing. In addition, clinical testing is not predictable. Even if the FDA approves an IND application, the Company cannot guarantee that the FDA will approve Phase I clinical results. The Company’s failure to obtain required regulatory approvals would have a material adverse effect on the Company’s business, financial condition and results of operations and could require the Company to curtail or cease its operations.

Delays in clinical testing could result in increased cost to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollments, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our cost, slow down our product development and approval process and delay our ability to generate revenue.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with requirements or that they present an unacceptable safety risk to the clinical trial patients.

The Company has not encountered any adverse effects in mice or rats with liposomal curcumin or nanocurcumin.  However, studies in humans have not yet been initiated by the Company.  Administering any product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further developments or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If testing of a particular product candidate does not yield successful results, then we will be unable to commercialize that product.

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities, such as the FDA, and institutional review boards and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

•	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or those results may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

•
after reviewing relevant information, including preclinical testing or human clinical trial results, we may abandon or substantially restructure projects that we might previously have believed to be promising;

•	we or the FDA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•
the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the product candidate for any or all target indications.

Data from our completed clinical trials, when and if completed, may not be sufficient to support approval by the FDA. The clinical trials of our product candidates may not be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and cause our stock price to decline.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing significant regulatory obligations and oversight.

If we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products. In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, we could face one or more of the following:

•	a change in the labeling statements or withdrawal of FDA or other regulatory approval of the product;

•	a change in the way the product is administered; or

•	the need to conduct additional clinical trials.

Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products’ manufacturers or manufacturing processes;

•	restrictions on the marketing of a product;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions; or

•	imposition of civil or criminal penalties.

Our potential products face significant regulatory hurdles prior to commercialization and  marketing which could delay or prevent sales; No assurance of FDA approval.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of therapeutic and diagnostic pharmaceutical and biological products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.  Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity and novelty of the product.  The regulatory review may result in extensive delay in the regulatory approval process.  Regulatory requirements ultimately imposed could adversely affect the Company’s ability to clinically test, manufacture or market potential products. Government regulation also applies to the manufacture of pharmaceutical and biological products.

Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each potential product is safe and effective.  Failure to show any potential product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a potential product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials.

The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the potential products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, under our license agreements with UTMDACC and JHU, these universities have certain rights to control product development and clinical programs for products developed under the collaborations. As a result, the universities may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or the universities still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

We will not have our own manufacturing facilities and will depend on third parties.

The Company has entered into a manufacturing agreement with Polymun Scientific Immunbiologische Forschung GmBh, Vienna, Austria, to encapsulate pure synthetic curcumin with lipid particles.  We have also entered into a contract with Brookwood Pharmaceutical Inc. (now known as Surmodics Pharmaceuticals, Inc.) to synthesize polymer for noncurcumin.  Notwithstanding the foregoing, the Company cannot guarantee that it will be able to obtain adequate supplies of liposomal curcumin or nanocurcumin that will remain stable for clinical trials and in amounts that will be sufficient for clinical trials and post-approval commercial production, if any.  If the Company fails to source adequate amounts of curcumin, or if there is poor manufacturing performance on the part of the above-stated third party manufacturers, we may not be able to complete development of our product candidates, which could have an adverse effect on the Company’s business, financial condition and results of operations and could require the Company to curtail or cease its operations.

Competition in the biotechnology and pharmaceutical industries is intense, and if SignPath fails to compete effectively its financial results will suffer.

SignPath’s business environment is characterized by extensive research efforts, rapid developments and intense competition.  Its competitors may have or may develop superior technologies or approaches to the development of competing products, which may provide them with competitive advantages.  The Company’s potential curcumin product candidates may not compete successfully.  The Company believes that successful competition in its industry depends on product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things.  Important factors to SignPath’s success also include speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products to the market.

The Company expects competition to increase as technological advances are made and commercial applications broaden.  In the event it develops its initial product candidates and any additional product candidates, the Company anticipates it will face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions. The Company is aware of other companies and academic groups that focus on cellular signal transduction pathways and are developing specific pathway or related kinase inhibitors. These competitors include Exelixis Inc., Onyx Pharmaceuticals, and several major pharmaceutical companies.

Many of the Company’s competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products.  In addition, many of SignPath’s competitors may achieve product commercialization or patent protection earlier than SignPath achieves commercialization or patent protection, if at all.

If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. In addition, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;

•	the timing and scope of regulatory approvals for these products;

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	the effectiveness of our marketing and sales capabilities;

•	the price of our products;

•	the availability and amount of third-party reimbursement; and

•	the strength of our patent position.

We also anticipate that we will face increased competition in the future as new companies enter our target markets and scientific developments surrounding cancer therapies and drugs for treatment of inflammatory conditions continue to accelerate. Competitors may develop more effective or more affordable products, or may achieve patent protection or commercialize products before us or our collaborators. In addition, the health care industry is characterized by rapid technological change. New product introductions, technological advancements, or changes in the standard of care for our target diseases could make some or all of our products obsolete.

The Company may be unable to defend or protect its intellectual property.

The Company intends to protect its intellectual property through patents and trademarks.  The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product or process.  As a result, the Company cannot predict which of its patent applications will result in the granting of patents or the timing of the granting of the patents. Additionally, many of the Company’s competitors have significantly greater capital with which to pursue patent litigation. There can be no assurance that  the Company would have the resources to defend its patents in the face of a lawsuit.

Further, the Company relies on trade secrets, know-how and other proprietary information.  The Company seeks to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others.  Nonetheless, there can be no assurance that those agreements will provide adequate protection for the Company’s trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure.  While the Company is not aware of any challenges to its intellectual property, once any patents are issued to the Company litigation may ensue.  There is also the risk that the Company’s employees, consultants, advisors or others will not maintain confidentiality of such trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by the Company’s competitors.

SignPath is exposed to product liability risks.

The Company’s business exposes it to potential product liability risks that are inherent in the testing, including testing in human clinical trials, manufacturing, marketing and sale of biotechnology products. There can be no assurance that product liability claims will not be asserted against the Company.

We plan to have product liability insurance covering our clinical trials which we currently believe will be adequate to cover any product liability exposure we may have.  Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company may be sued by third parties who claim that its products infringe on their intellectual property rights.

The Company may be exposed to future litigation by third parties based on claims that its patents, products or activities infringe on the intellectual property rights of others or that the Company has misappropriated the trade secrets of others.  Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources, and could harm the Company’s reputation.  In addition, intellectual property litigation or claims could force the Company to do one or more of the following, any of which could have a material adverse effect on the Company or cause the Company to curtail or cease its operations:

•	Cease testing, developing, using and/or commercializing liposomal curcumin, nanocurcumin, or other formulations of curcumin or other products that it may develop; or

•	Obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms.

SignPath may be subject to damages resulting from claims that it or its employees have wrongfully used or disclosed alleged trade secrets of their former employers.

The Company’s current employee and/or future employees have been previously employed by other biotechnology or pharmaceutical companies.  Although no claims against the Company are currently pending or threatened, the Company may be subject to claims that these employees or the Company have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers.  Litigation may be necessary to defend against these claims.  Even if SignPath is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If the Company fails in defending such claims, in addition to paying money claims, it may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent its ability to commercialize certain product candidates, which could severely harm SignPath’s business.

Governmental and third-party payors may impose sales and pharmaceutical pricing restrictions or controls on SignPath’s potential products that could limit its future product revenues and adversely affect profitability.

The commercial success of the Company’s potential products is substantially dependent on whether third-party reimbursement is available for the ordering of its products by the medical profession for use by their patients.  Medicare, Medicaid, health maintenance organizations and other third-party payors may not cover or provide adequate payment for SignPath’s potential products.  They may not view the Company’s potential products as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow its potential products to be marketed on a competitive basis.  Likewise, legislative or regulatory efforts to control or reduce health care costs or reform government health care programs could result in lower prices or rejection of its potential products.  Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for the Company’s products may cause its revenue to decline.

Rapid technological change could make any products that SignPath eventually develops obsolete.

Biopharmaceutical technologies have undergone rapid and significant change and the Company expects that they will continue to do so.  Any compounds, products or processes that SignPath develops may become obsolete or uneconomical before the Company recovers any expenses incurred in connection with their development.

We expect to rely heavily on third party relationships and termination of any of these programs could reduce the financial resources available to us, including research funding and milestone payments.

Our strategy for developing and commercializing many of our potential product candidates, including products aimed at larger markets, includes entering into collaborations with research partners, licensors, licensees and others. These collaborations will provide us with research and development resources for potential products. These agreements also will give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not be successful. Currently, we have collaborative relationships with JHU and UTMDACC.  See “Business – Intellectual Property”.

In addition, JHU and UTMDACC may develop products, either alone or with others, that compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If either of our two licensors breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.

We may have disputes in the future with JHU and UTMDACC, including disputes concerning who owns the rights to any technology developed. These and other possible disagreements between us and our licensors could delay our ability and the ability of the universities to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

In general, collaborative agreements provide that they may be terminated under certain circumstances.  There can be no assurance that the Company will be able to extend either of its agreements with the universities upon their termination or expiration, or that the Company will be able to enter into new collaborative agreements with existing or new partners in the future.  To the extent the Company chooses not to or is unable to establish any additional third party arrangements, it would require substantially greater capital to undertake research, development and marketing of its proposed products at its own expense.  In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of it proposed products in such markets is adversely affected by the absence of such third party agreements.

We will rely on third parties to supply and manufacture our product candidates, without any direct control over the timing for the supply, production and delivery of our product candidates, thereby possibly adversely affecting any future revenues.

We will rely exclusively and be dependent on certain third party source suppliers to supply pure synthetic curcumin for our product candidates.  Liposomal curcumin is manufactured in Vienna, Austria under contract with Polymun Scientific Immunbiologische Forschung GmbH.  We have obtained initial quantities of liposomal curcumin from Sigma Aldrich Fine Chemicals (“SAFC”) and/or Sabinsa, Inc. of New Jersey.  Nanocurcumin will be manufactured by either SAFC or Sabinsa.  The polymer is manufactured by Brookwood Pharmaceuticals in Birmingham, Alabama.  See “Business – Potential Commercialization of Liposomal Curcumin and Nanocurcumin; and Raw Materials; Supplies.”

If any of these arrangements terminate, locating additional or replacement suppliers for these materials may take a substantial amount of time. In addition, we may have difficulty obtaining similar supplies from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of our product candidates could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization of our product candidates. As a result, regulatory approval of our product candidates may not be received at all. All these delays could cause delays in commercialization of our product candidates, delays in our ability to generate revenue, and increase our costs.

Further, our contract manufacturers must comply with current Good Manufacturing Practices, or cGMPs, and other government regulations, which may limit the available sources of our needed supplies. The FDA periodically inspects manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny.  Pharmaceutical manufacturing facilities must comply with applicable cGMPs, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable regulatory requirements can result in sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions.

We will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

We will need to retain a third party clinical research organization, or CRO, to implement, provide monitors and manage data for our clinical programs. We and our CRO are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. In the future, if we or our CRO fails to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials for products in clinical development comply with GCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

The Orphan Drug Act may provide a competitor with up to seven years of market exclusivity.

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization.  One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease.  We intend to target indications that would be covered by the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication.  In the event that any competitor of ours is first to obtain FDA licensure for a competitive product, we could be prevented from obtaining licensure and marketing our product candidates.

The commercial success of our product candidates will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.

Even if a product candidate is approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we could not generate revenue or become profitable. Market acceptance by physicians, healthcare payors and patients will depend on a number of factors, including:

•	acceptance by physicians and patients of each such product as a safe and effective treatment;

•	cost effectiveness;

•	adequate reimbursement by third parties;

•	potential advantages over alternative treatments;

•	relative convenience and ease of administration; and

•	prevalence and severity of side effects.

We are subject to critical accounting policies, and we may interpret or implement required policies incorrectly.

We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses.  Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission in March 2011, and will likely require in the same report, a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.  In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify additional deficiencies. We may not be able to remediate any future deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

Risks Related to our Common Stock

The value of the Company’s common stock is not certain.

The conversion price of the Company’s outstanding Preferred Stock and the exercise price of the warrants were arbitrarily determined through negotiations between the Company and Meyers Associates and bear no relationship to book value, assets, earnings, or any other accepted criteria of value.  Accordingly, such prices should not be considered as indications of the actual value of our securities. The Company cannot assure that these prices will accurately reflect the value of the Company’s common stock once it is publicly traded or that these prices will be realized upon disposition of the Company’s common stock.

Absence of a public market for the securities offered hereby will lack liquidity.

There is currently no public market for any of the Company’s securities and there can be no assurance that a public market will develop in the future.  Since there is no active trading market for the Company’s securities, an investor may be unable to liquidate an investment in the shares and, therefore, should be prepared to bear the economic risk of an investment in the shares for an indefinite period and to withstand a total loss of investment.  Rule 144 promulgated under the Securities Act requires, among other conditions, a six month holding period prior to the resale of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act.  In the event we do not have sufficient financial and human resources in the future, we may not be able to fulfill our reporting requirements under the Exchange Act or disseminate to the public any current financial or other information concerning the Company, as required by Rule 144 as one of the conditions of its availability.  In such event we will not be absolved from liability for our failure to file these reports.

If our common stock is traded on the OTC Bulletin Board, which is not a national securities exchange, it may be detrimental to investors

We intend to seek to have our shares of common stock traded on the OTC Bulletin Board maintained by FINRA.  Although there is currently no market for our securities, securities traded on the OTC Bulletin Board, as compared to the national securities exchanges, generally have limited trading volume and exhibit a wide spread between the bid/ask quotations.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market: investors may have difficulty buying and selling our common stock or obtaining market quotations; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the mark price for our common stock.

Preferred Stock as an anti-takeover device

We are authorized to issue 5,000,000 shares of preferred stock, $0.10 par value.  The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution.  Unless the nature of a particular transaction and applicable status require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock.  The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

Series A Preferred Stock may make it difficult to obtain additional funding

The approval of the holders of a majority of the Series A Preferred Stock is required for the Company to issue any capital stock with rights on parity with or senior to Series A Preferred Stock.  While this limitation is designed to protect existing investors in a liquidation or dissolution of the Company, it would also make it more difficult to obtain additional funding in the event the Company’s financial or business condition has deteriorated.

Our common stock will be subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our common stock will be subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of common stock in the public market pursuant to a current prospectus could harm the market price of our common stock. Pursuant to our registration statement (No. 333-158474), an aggregate of 4,674,228 shares of common stock were registered in August 10, 2009 and are free-trading. As additional shares of our common stock become available for resale in the public market pursuant to this prospectus and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC.  An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Investors may experience substantial dilution of their ownership in the future.

Pursuant to the Stock Option Plan to be adopted, employees, directors and independent contractors may acquire up to an aggregate of 500,000 shares of the Company’s common stock through the exercise of stock options that may be granted in the future.  The Company’s stockholders will incur dilution upon exercise of such options.  In addition, three are currently outstanding warrants to purchase 2,809,352 shares of common stock and Series A Convertible Stock to purchase 2,809,352 shares of Common Stock plus placement agent warrants to purchase approximately 1,364,294 shares of common stock.  The mere existence of these derivative securities may have a depressive effect on any market for our common stock which may develop.  Furthermore, if the Company issues or sells shares of common stock or any derivative securities for less than the $0.85 per share initial conversion price, the initial conversion price of the above-described Preferred Stock will be reset to such conversion price and the Warrants to 150% of the Preferred Stock conversion price, as adjusted, which will result in substantial dilution of new investors.

In addition, if the Company raises additional funds by issuing additional stock in one or more additional financings, further dilution to stockholders will result, and new investors may have rights superior to existing stockholders.

The Company’s officers, directors and principal stockholders may be able significantly to influence matters requiring stockholder approval because they will own a large percentage of the Company’s outstanding shares, even after this Offering.

The Company’s founder, Bruce Meyers, who is a principal of Meyers Associates, a FINRA member firm, Dr. Lawrence Helson, CEO, and Dr. Arthur Bollon, Director, beneficially own 4,757,500, 1,500,000 and 800,000 shares, respectively, of the 11,340,000 shares of Common Stock currently issued and outstanding, or approximately 62% of the 11,340,000 outstanding shares of the Company’s common stock.  After giving effect to the conversion of all 2,337 outstanding shares of Preferred Stock, but not the exercise of the warrants, those persons will beneficially own in the aggregate approximately 53% of the 14,989,100 outstanding shares of the Company’s common stock.  These stockholders will be able to exercise control over substantially all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, which includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of substantially all of the assets of the Company without the agreement of minority stockholders.  This concentration of ownership may not be in the best interests of all of the Company’s stockholders.  See “Principal Stockholders.”

Limitations on ability to pay dividends.

The Company does not currently expect to pay cash dividends on any of its common stock for the foreseeable future.  The ability of the Company to pay dividends on the Company’s common stock will depend upon, among other things, future earnings, if any, the success of the Company’s business activities, capital requirements, the general financial condition of the Company, and general business conditions.  There can be no assurance that the Company will ever be in a financial position to declare and pay dividends on the Company’s capital stock or that the Board of Directors would otherwise ever declare or pay such a dividend.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company owned about $2,400 in office equipment and about $1,000 in miscellaneous office supplies in its headquarters and administrative offices as of December 31, 2009.

The Company’s executive offices are located in a building owned by Dr. Lawrence Helson, Chief Executive Officer, and are located at 1375 California Road, Quakertown, Pennsylvania, 18951.  The Company does not pay rent at this location.

Item 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	PRICE RANGE OF COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not publicly traded.

HOLDERS OF RECORD

As of April 15, 2010, there were approximately 22 different holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid dividends on our shares of common stock.  We currently intend to retain future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future.  Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors including the General Corporation Law of the State of Delaware, which provides that cash dividends are only payable out of retained earnings or if certain minimum rations of assets to liabilities are satisfied.  The declaration of cash dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2009.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

(1) Consists of our 2009 Employee Stock Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During the twelve-month period between January 1, 2009 and December 31, 2009, Registrant sold 810 units (the “Units”), of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $810,000 and paid 10% sales commissions of $81,000 in the aggregate, to Meyers Associates, L.P. the Company’s placement agent.

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

A summary of the status of the Company's  warrants as of December 31, 2009 and changes during the periods ended December 31, 2008 and December 31, 2009 is presented below:

Date of Issuance	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
11/25/2008	1,259,639	1.27	1,599,742	8/10/2014
11/26/2008	449,220	1.27	570,509	8/10/2014

12/31/2008	1,708,859		2,170,251

3/5/2009	29,425	1.27	37,370	8/10/2014
3/5/2009	58,850	1.27	74,740	8/10/2014
3/5/2009	70,620	1.27	89,687	8/10/2014
3/5/2009	88,275	1.27	112,109	8/10/2014
3/5/2009	58,850	1.27	74,740	8/10/2014
3/5/2009	41,195	1.27	52,318	8/10/2014
4/1/2009	17,655	1.27	22,422	8/10/2014
6/17/2009	29,425	1.27	37,370	*
6/17/2009	29,425	1.27	37,370	*
6/17/2009	58,850	1.27	74,740	*
6/17/2009	117,700	1.27	149,479	*
7/23/2009	58,850	1.27	74,740	*
8/20/2009	58,850	1.27	74,740	*
9/9/2009	235,400	1.27	298,958	*

12/31/2009	2,662,229		3,381,034

*      Fifth anniversary date of the next registration statement to be filed.  See Note (4) above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this prospectus contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section as well as discussed elsewhere herein.

Liquidity and Capital Resources

December 31, 2009 as Compared With December 31, 2008

As of December 31, 2009 and December 31, 2008, the Company had $295,418 and $181,128, respectively, of cash on hand.  The Company’s working capital increased from $104,129 at December 31, 2008, to $177,451 at December 31, 2009, as a result of the sale of $810,000 securities to 13 different accredited investors offset, in part, by an increase of $40,968 in accounts payable and accrued expenses.  The Company is a development stage company with a limited operating history.  SignPath had a deficit accumulated during the development stage of $2,793,923, as of December 31, 2009.

Between August 2007 and April 2008, Sign Path completed a Bridge Financing with 15 accredited investors pursuant to which it received gross proceeds of $847,500 from the sale of 10% promissory notes together with an aggregate of 1,340,000 shares of Common Stock (the “Bridge Shares”).

As of November 28, 2008, SignPath sold 1451.88 units (“Units”) of its securities at a price of $1,000 per Unit (“2008 Private Placement”).  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $1,451,875 in the 2008 Private Placement and incurred stock offering costs of $270,948 related to the offering.   Between January 1, 2009 and December 31, 2009, SignPath sold 810 Units (the “2009 Private Placement”) consisting of the same securities sold in the 2008 Private Placement.  The Company received gross proceeds of $810,000 and incurred stock offering costs of $166,154 related to this offering.    As part of that offering, the Company attributed $737,584 of the total $2,261,649 of additional paid-in capital associated with the transactions for both years to the warrants based on the relative fair value of the warrants.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $15,000 per month.  Thus, it is expected that the Company currently has sufficient cash on hand to operate through December 31, 2010.  Management believes it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Net cash used in operating activities during Fiscal 2009 decreased to $529,556 from $745,653 during Fiscal 2008.  This resulted from a decreased net loss from $1,695,766 in Fiscal 2008 to a net loss of $571,324 in Fiscal 2009, offset by an increase in accounts payable and accrued expenses of $40,968.

The Company had net cash provided by financing activities of $643,846 in Fiscal 2009 as a result of the $810,000 received in the 2009 Private Placement described above, reduced by $166,154 of offering costs.  During Fiscal 2008, the Company had $923,927 of net cash provided by financing activities as a result of the $562,000 received from the 2008 Private Placement of Preferred Stock less the stock offering costs of $270,948 plus the $632,875 raised through bridge financing.

As a result of the foregoing, the Company’s cash increased by $114,290 during Fiscal 2009 from $181,128 to $295,418.

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern.  The Company has had no revenues and has generated losses from operation.  As set forth in Note 1 to the audited Financial Statements, the continuation of the Company as a going concern is dependant upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations for the Year Ended December 31, 2009, as Compared with the Year Ended December 31, 2008

The Company has not received any revenues since its inception on May 15, 2006.  We do not expect to receive any revenues prior to 2012.  Our total operating expenses during the year ended December 31, 2009 (“Fiscal 2009”) decreased to $612,097, as compared with $1,631,771 during the year ended December 31, 2008 (“Fiscal 2008”).  General and administrative expense increased to $243,492 in Fiscal 2009 from $101,406 in Fiscal 2008, primarily as a result of increased activity in the Company in pursuing its manufacture and preclinical development of its lead curcumin formulations.

Legal and professional expenses decreased from $143,527 in Fiscal 2008 to $74,794 in Fiscal 2009, as a result of the completion of the Company’s business plan during Fiscal 2008, offset by expense related to the Company’s Registration Statement being declared effective in Fiscal 2009.

There were no advertising expenses and only $2,782 of consulting expenses paid in Fiscal 2009, as compared with $79,481 of consulting fees paid in Fiscal 2008 to our financial advisers and $49,175 of advertising expenses paid in Fiscal 2008 to create public awareness of the Company.

The Company paid $102,347 in licensing fees in Fiscal 2008 as compared with $75,092 of license fees in Fiscal 2009.  Fees in Fiscal 2008 included payments of $99,412 to the Anderson Cancer Center while licensing fees of $20,000 in Fiscal 2009 related to payments to the Anderson Cancer Center and the remaining $55,000 were payments made to the University of Texas Health Science.

The Company paid an aggregate of $215,937 in research and development fees in Fiscal 2009 as compared to $263,886 in Fiscal 2008.  This included an annual fee of $10,000 paid to UTMDACC for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Payments in Fiscal 2009 included a $10,000 annual license fee paid to JHU under the JHU Agreement, as well as payment of approximately $66,000 paid to Surmodics for polymer for the production of nanocurcumin under the JHU Agreement and $697 for the production of clinical GMP grade curcumin under the UTMDACC agreement.  During Fiscal 2009, the Company paid approximately $33,000 to Dr. Maitra under the Company’s sponsored research agreement to fund the costs of non-clinical and pre-clinical studies of nanocurcumin at JHU; approximately $21,000 paid for overhead under the JHU Agreement and a $1,100 patent fee paid under the JHU Agreement; and a $30,000 payment to University of North Texas (“UNT”) Health Science Center under an agreement entered into on August 18, 2008 for sponsored research.  During Fiscal 2009, the Company paid UTMDACC approximately $32,000 for non-clinical and mouse pre-clinical non-GLP Studies of lipsomal curcumin as well as payments to Polymun Scientific Immunbiologische Fonschung GmbH under the UTMDACC agreement.

The amount paid for research and development in Fiscal 2008 consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies of the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During Fiscal 2008, the Company paid UTMDACC for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin and a $10,000 annual fee.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from circumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from SAFC.

As a result of the foregoing, the Company had a net loss of $571,324 in Fiscal 2009, as compared with a net loss of $1,695,766 in Fiscal 2008.  This translates to a loss per share of $(0.05) in Fiscal 2009 compared to $(0.15) in Fiscal 2008.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.  For a discussion of the accouting policies most critical to our company, please refer to footnote 2 in the note to the financial statements.

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

Liposomal Curcumin:  The Company has agreements with contract manufacturers for the manufacture, chemistry, and controls for supplies of the drugs to be tested.  Liposomal curcumin is manufactured by our contract manufacturer, Polymun, Inc.  Initial quantities of GMP grade liposomal curcumin to conduct preclinical studies to corroborate previously published data from other researchers were obtained from Sigma Aldrich Fine Chemicals (“SAFC”) or from Sabinsa.  Final production of liposmal curcumin GMP was completed at Polymun in Vienna, Austria during 2009.  Using lipocurc, anti-cancer activity without toxicity in human colon and pancreatic cancer xenograft models was published.  Following the determination of safety and the optimum dosage and schedule in the most sensitive of the three species, we will be able to estimate starting dosages for Phase I trials in humans.  We plan to outsource corroborative studies of liposomal absorption, distribution, metabolism, and excretion (ADME), and pharmacokinetics in rats with the aim of estimating optimum dosage schedules, as well as dosage and safety in mice, rats and dogs to satisfy IND regulations to GLP laboratories in M.D. Anderson Cancer Center in Houston, Texas.

Nanocurcumin:  The Company intends to obtain commercial volumes of purified curcumin from third party manufacturers, SAFC and/or Sabinsa, in quantities suitable to satisfy preclinical and clinical demands.  The Company believes that the manufacture of liposomal curcumin and nanocurcumin can also be scaled up as necessary since these additional substances are readily available from commercial sources utilizing established production technologies. We plan to outsource nanocurcumin pre-clinical development to M.D. Anderson.  We will continue non-clinical non-clinical and pre-clinical analyses of nanocurcumin at the NCI Nanocharacterization laboratory.  The nanocurcumin program will be managed by M.D. Anderson through the filing of the Company’s IND.  However, we intend to develop direct injection nanocurc, a new clinical entity at Johns Hopkins Cancer Center for preventive therapy of inducted curcumin in situ in rats.  Nanocurc, a parenteral formulation of nanocurcumin in human pancreatic cancer xenografts in nude mice has demonstrated anti-cancer effects.  This formulation has activity against breast cancer-DCIS and passes the blood brain barrier.  During late 2010, we intend to conduct a European Phase I dose funding in Parkinson’s Disease free volunteers in collaboration with Polymun, Vienna, Austria.  Upon completion, we will also continue studies of nanocurcumin, PLGA-nanocurcumin and lipsomal curcumin against L-DOPA induced dyskinesias in dogs.  We will measure inhibiting effects of curcumin on disease progression in Parkinson’s Disease patients at the University of Western Ontario, Canada. Contracts with these institutions will be initiated upon receipt of manufactured nanocurcumin.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of December 31, 2009, we had cash and cash equivalents of $295,418.  Declines of interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2009. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10.   DIRECTING EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is also a brief description of the relevant business and/or scientific experience and background of each person named below.

Officers, Directors and Other Key Staff

Our current officers, directors, and other key advisors to the Company consist of:

Name	Age	Position
Lawrence Helson, BSci, BMed,	77	Chief Executive Officer, Director, and President
M.Sci, MD
Arthur P. Bollon, Ph.D.	64	Director

Dr. Helson has served as Chief Executive Officer, Director and President of the Company since May 28, 2008.  From 1967 to 1986, Dr. Helson was employed at Memorial Sloan Kettering Cancer Center NYC, the last 12 years as attending physician.  From 1982 to 1986, he was an associate attending pediatrician at Cornell University Medical School, New York City.  From 1986-1987 he was director of Phase III clinical trials of Zoladex ICI in Delaware. From 1987 to 1997 he was Professor of Pediatric and Adult Oncology at New York Medical College, Valhalla, NY.  From 1997 to 2007 he was a founder-scientist at Onconova Inc, a biotechnology company in Princeton, New Jersey, and since 1993 has also been part-time Vice President of Bio-Research at Napro Biotherapeutics, Boulder, Colorado.  He has held oncology consulting positions from 1985 to 1997 at Bambino Jesu Hospital, Vatican City, Metaxa Hospital; Pireaus, Greece; and for the Brazilian Consulate in New York City.  From 2003 until present, he has provided unpaid informal consulting services to HemoBiotech Inc, in Dallas, Texas. He ran various research laboratories at Sloan Kettering Institute from 1975-1985, from 1987 to 1997 at New York Medical College, and from 2002 to 2005 for Napro Biotherapeutics (now Tapestry Pharmaceuticals) in Allentown, Pennsylvania. Dr. Helson has over 185 peer reviewed publications and 4 Issued Patents. He initiated the bone marrow transplant program at Memorial Sloan Kettering Hospital in 1973, and published the first peer reviewed paper in the journal Nature on Tumor Necrosis Factor in 1975. His laboratory research also developed six human neural tumor cell lines which are in the ATCC and English repositories and are distributed worldwide. He also edits the journal  Anticancer Research , published in Athens, Greece and was an editor for Nude Mouse Heterotransplantation Research, published by Karger and Co.

Arthur P. Bollon, Ph.D., has served as a director of the Company since May 28, 2008.  Dr. Bollon has more than 25 years of experience in biotechnology as a scientist, executive and entrepreneur.  Since October 2003, he has been the Chairman, President and Chief Executive Officer of HemoBioTech, Inc. which is developing HemoTech, a potential substitute for human blood. He is a founder and had served as Chairman and Chief Executive Officer of   Wadley Biosciences Inc./LPL, a joint venture between Wadley Cancer Center and Phillips Petroleum  which focused on cancer and immune disease therapeutics from 1987 to 1991. From 1992 to 2000, he was a founder, Chairman and Chief Executive Officer of Cytoclonal Pharmaceutics Inc. which focused on cancer and infectious disease therapeutics. While at Cytoclonal, he completed an initial public offering.  In addition, he has completed research contracts with multiple universities including UCLA, Montana State University, University of California at San Diego, Texas Tech University and University of British Columbia.

From 1979 through 1987, Dr. Bollon served as Chairman of the Department of Molecular Genetics and Director of Genetic Engineering at the Wadley Cancer Center focusing on the cloning of human cytokine genes for treatment of cancer. Prior to Wadley, he was a faculty member at the University of Texas Southwestern Medical School and Adjunct Professor in the Department of Molecular and Cell Biology at the University of Texas at Dallas. He is the author of multiple scientific communications including Editor of “Recombinant DNA Products: Insulin, Interferon and Growth Hormone,” by CRC Press. Dr. Bollon received his Ph.D. in molecular genetics from the Waxman Institute of Microbiology at Rutgers University and was a Post-Doctoral Fellow at Yale University.

Director Independence

Presently, we are not required to comply with the director independence requirement of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the independent rules of Nasdaq provided by Rule 4200(a)(15).  As of the date of this report, Dr. Arthur Bollon, one of our two directors, is a non-officer independent member of the Board of Directors.

Scientific Advisory Board

SignPath has established a Scientific Advisory Board (“SAB”) to review the research projects of SignPath and of partnerships in which SignPath is a partner and analyze the progress and direction of the research projects; to consider and advise SignPath with respect to any proposed or future research projects; and to consider and suggest general areas of research to be pursued or significant products that should be developed.

Members of the SAB, acting as independent contractors, shall provide consulting services to the Company from time to time as requested.  Members are expected to attend at least one meeting per year and be available for telephonic conversations and for review of proposed products from time to time.  The consulting agreements are renewable on an annual basis and are subject to termination on 30 days prior written notice by either party.  Members will be paid $5,000 per meeting of the SAB (a maximum of two) attended by each adviser following the completion of a private placement of at least $3 million.  The Company will pay its SAB members a reasonable royalty, to be negotiated on a case by case basis, from revenues derived by the Company as a result of any inventions, improvements or projects submitted by the advisors.  The current members of the SAB and their biographical information are as follows:

Lawrence Helson, MD, See “Management” above.

Arthur Bollon, Ph.D.,  See “Management” above.

Anirban Maitra, MBBS, is its recipient of the Sponsored Research Agreement Johns Hopkins Hospital Preclinical nanocurcumin development.  Dr. Maitra holds a Medical degree from All India Institute of Medical Sciences  at New Delhi, India in 1996. He then had a residency in Anatomic Pathology from University of Texas Southwestern Medical Center Dallas followed by a Fellowship in Pediatric Pathology  Dallas Childrens Medical Center and Gastrointestinal/liver Pathology clinical research fellowship at Johns Hopkins in 2001, with a faculty appointment in 2002. Currently, he is Associate Professor of Pathology and Oncology, and on the faculty of McKusick-Nathans Institute of Genetic Medicine. He is associate editor of Current Molecular Medicine and has five major awards for his research contributions.  His research activities include mechanism-based cancer-specific therapies for pancreatic cancer exploring small molecule inhibitors of developmental signaling pathways, high-throughput approaches for identification of abnormal pancreatic cancer genes, and using targeted nanoparticles as novel drug delivery systems to enhance therapeutic efficacy while restricting side effects. This latter research is supported by a Sponsored Research Agreement with SignPath Pharma Inc.

Tauseef Ahmed, MD, is the medical director of the Zalman A. Arlin Cancer Institute at Westchester County Medical Center. He also serves as Chief to the division of oncology at New York Medical College as well as Professor of Medicine.  He stands on 11 cancer-related committees including serving as Chair of the Cancer Committee and the Oncology Steering Committee at Westchester Medical Center.  Dr. Ahmed is widely published with over 130 peer reviewed articles appearing in various medical journals.

Eric K. Rowinsky, MD, is the Executive Vice President and Chief Medical Officer, Imclone, Inc., New York, NY.  Prior to joining ImClone in 2005, Dr. Rowinsky was Director of Clinical Research and later Director of the Institute for Drug Development of the Cancer Therapy and Research Center in San Antonio from 1996-2005.   He is a Clinical Professor of Medicine in the Division of Medical Oncology at the University of Texas Health Science Center at San Antonio. Dr. Rowinsky received his B.A. degree from New York University and his M.D. from the Vanderbilt University School of Medicine. Following his residency in internal medicine at the University of California, he completed fellowship training in medical oncology at The Johns Hopkins University School of Medicine.

Judith A. Smith, Pharm.D. FCCP, BCOP, is Asst. Professor Dept. Gynecology, Division of Surgery, MD Anderson Director, Translational Research Fellowship Division of Pharmacy and Head, Curcumin Group UT MD Anderson Cancer Center. Dr. Smith received a Bachelor of Science in Pharmacy from Union University Albany College of Pharmacy in 1996 and completed a Doctor of Pharmacy degree in 1997.  She completed a residency in Oncology Pharmacy Practice with a Pharmacy Practice equivalent at the National Institutes of Health.  After residency, Dr. Smith completed a two-year fellowship in Clinical Pharmacology at the University of Texas M.D. Anderson Cancer Center (MDACC), then joined the Faculty at UT MD Anderson Cancer Center.  Currently, Dr. Smith is Director of Pharmacology Research and an Associate Professor in the Department of Gynecologic Oncology, Division of Surgery at MDACC.  In addition, she has a joint-faculty appointment as an Assistant Professor in the Department of Obstetrics and Gynecology at the University of Texas Health Science Center (UTHSC) at Houston Medical School and also in the Department of Clinical Sciences and Administration at the University of Houston College of Pharmacy where Dr. Smith is the course coordinator for two graduate elective courses.  She is an active clinical pharmacist in the Gynecology Oncology Center at MDACC as well as the Core Pharmacology Laboratory Director at UTHSC Medical School at Houston. Her research focus is on drug development for gynecologic cancers and conditions with a specific focus on drug interactions/drug resistance with a focus on integration of herbal and nutritional supplements for treatment of cancer.

Muhammad Majeed, Ph.D., is the Founder, President, and Chief Executive Officer, Sabinsa Corporation, a manufacturer of fine chemicals for nutritional, pharmaceutical and food industries.  Dr. Majeed received a B. Pharm. from Trivandrum Medical College, India; MS in Pharmacy and PhD in Industrial Pharmacy in  New York in 1975. He worked in Pfizer, Carter Wallace and other major companies on  drug formulations prior to establishing  Sabinsa Corp. whose goal was to integrate modern pharmaceutical  technology  with Ayurveda medicine. He developed methods  to extract and synthesize  medicinal products  such as Boswellin, curcuminoids, gugulipids, bioperine, citrine , petro Selenic acid, and 50 other standardized  products which are marketed globally  with the US and Japan  as the major markets. Currently Sabinsa manufactures synthetic intermediates used in pharmaceutical herb powders. Manufacturing, Research and Development is in India. His company has 32 U.S. and international patents.

Contingency Plan

In the event that Dr. Helson, our current CEO is unable to fulfill his duties, the Company expects that Dr. Tauseef Ahmed will serve as acting CEO until a permanent replacement is found.

ITEM 11.  EXECUTIVE COMPENSATION

The Company has entered into an employment contract with Dr. Lawrence Helson to secure his services as President and Chief Executive Officer.  The two-year period of the contract, as extended, ends May 31, 2011.  Dr. Helson will receive a base salary of $200,000 per annum plus bonuses at the discretion of the Board.  During the calendar years ended December 31, 2009 and 2008, Dr. Helson was paid approximately $85,000 and $50,000 and the remainder of his salary was written off in exchange for 300,000 restricted Shares of Common Stock authorized by the Board in 2010.   Dr. Helson may terminate the agreement upon 30 days’ prior written notice.  If the Company terminates without Cause (as defined) or Dr. Helson terminates for Good Reason (as defined) or a Disability, the Company shall pay Dr. Helson in addition to all accrued compensation, a severance payment equal to six (6) months of the greater of (A) Dr. Helson’s then current base salary and (B) the highest base salary in effect that any time during the 90 days prior to termination.  The Company shall also pay the severance payment in the event it fails to notify Dr. Helson of its intentions to continue employment past the expiration date no less than 90 days prior to the expiration date, or if they fail to reach an agreement on a new employment agreement prior to the expiration date.  Dr. Helson’s employment agreement provides for a non-compete for one year following termination of employment with any business primarily involved in developing proprietary formulations of curcumin for application in malignant disorders. The shares of Common Stock issued to Dr. Helson were subject to a one-year vesting period which has expired.

Members of the Scientific Advisory Board (SAB) are reimbursed for reasonable expenses incurred in connection with travel to attend SAB meetings.  We expect a maximum of two SAB meetings will be held per year.  Advisors will be paid $2,000 for attending each meeting called by SignPath.  Options to purchase common shares of SignPath may be made available to the Advisor under the 2009 Option Plan.

The following table sets forth, with respect to the Company’s fiscal years ended December 31, 2009 and December 31, 2009, all compensation earned by each person who is required to be listed pursuant to Item 402(m)(2) of Regulation S-K.

Name and Principal Position	Year	Salary ($)		Bonus($)	Stock Awards ($)(1)(2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Laurence Helson	2009	$85,000		0	0	0	0	0	$85,000
President and Chief	2009	$50,000	(1)	0	0	0	0	0	$50,000
Executive Officer

(1)           Under Dr. Helson’s employment contract he is to receive a base salary of $200,000 per annum.  He received $85,000 and $50,000 during 2009 and 2008 and the remainder due under his employment contract was written off in exchange for 300,000 shares of restricted Common Stock.

Director’s Compensation

Members of the Board of Directors are reimbursed for reasonable expenses incurred in connection with travel to attend board meetings.  Board members will be paid $2,000 for attending each meeting called by SignPath.  Options to purchase common shares of SignPath may be made available to the Director under the 2009 Option Plan.  See “Stock Option/Stock Issuance Plan” below.

2009 Employee Stock Incentive Plan

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Option Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 500,000 shares of our common stock, which may be authorized and unissued shares or treasury shares.  Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described elsewhere in this report, the Company and Meyers Associates LP, a principal stockholder, have numerous relationships and related transactions.  Mr. Bruce Meyers, the Principal and Chief Executive Officer of Meyers Associates LP, our placement agent, founded our Company.   Mr. Meyers beneficially owns approximately 57.5% of the Company’s common stock and therefore, has significant influence in the affairs and operations of the Company which may present a conflict of interest between the Company and the Placement Agent.

On May 12, 2008, the Company sold an aggregate of 10,000,000 Founders Shares of Common Stock, $.001 par value, to the following five (5) persons: Bruce Meyers, the Registrant’s founder 2,600,000 shares); Meyers Associates, L.P. (2,600,000 shares); Imtiaz Khan, Managing Director of Meyers Associates (2,500,000 shares); Dr. Arthur Bollon, a Director (800,000 shares) and Dr. Lawrence Helson, Chief Executive Officer (1,500,000 shares).  The shares were issued in consideration of par value of $.001 per share and services rendered.

Between August 2007 and April 2008, the Company completed five separate private financings (collectively, the “Bridge Financing”) with certain accredited investors of units, each unit consisting of $1 in principal amount of 10% promissory notes (referred to herein as the “Bridge Notes”) and shares of Common Stock (the “Bridge Shares”).  The Company raised gross proceeds of approximately $847,500 in the Bridge Financing and the holders of the Bridge Note also received for an aggregate of 1,340,000 shares of Bridge Shares.  The holders of $889,875 of Bridge Notes (including accrued and unpaid interest) converted their Bridge Notes into Units in the Company’s November 28, 2008 financing described below.  Mr. Meyers, the principal of Meyers Associates, L.P. which acted as the placement agent and is the Registrant’s founder, was the holder of $57,500 in principal amount of Bridge Notes which he exchanged for Units in the November 28, 2008 financing and retained his 57,500 Bridge Shares.

On November 28, 2008, SignPath sold 1451.88 units (“Units”) of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock), subject to adjustment, and (ii) one Warrant to purchase, 1,177 shares of common stock at $1.27 per share for a five-year period from August 10, 2009.  The Units were sold to 21 accredited investors, including Meyers Associates, L.P., which purchased 117 Units as placement agent.  Bruce Meyers, Founder of the Registrant, President and CEO of Meyers Associates, purchased 264.67 units.  Meyers Associates received sales and commissions of 10% of the gross proceeds of $1,451,875 from the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering, and a Unit Purchase Option to purchase 15% of the securities sold in the offering.

Between February 19, 2009 and April 3, 2009, the Registrant sold 810 Units (the same as described in the prior paragraph) pursuant to a new offering dated December 12, 2008.  The Units were sold to seven accredited investors.  Meyers Associates L.P., received sales commissions of 10% ($166,154) of the gross proceeds of $810,000 from the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering, and a Unit Purchase Option to purchase 15% of the securities sold in the offering.

Dr. Lawrence Helson, our chief executive officer, has rendered informal unpaid consulting services to and is a member of the Board of Directors of HemoBioTech, Inc. of which Dr. Arthur Bollon, a member of the Company’s Board of Directors, is CEO.

In addition, as described further in “Management-Stock Option/Stock Issuance Plan” above, Dr. Bollon may be eligible for certain stock options under the Company’s 2009 Option Plan.

Otherwise, none of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 12.	SELECTING OWNERSHIP OF CERTAIN PREFERRED OWNERS AND MANAGERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of date of this report by (i) each person which is known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) by each of the Company’s directors, (iii) by each executive officer of the Company, and (iv) by all executive officers and directors as a group.

The address of each of the persons listed below is c/o Signpath Pharma Inc. 1375 California Road, Quakertown, PA 18951.

Name of Beneficial Owner	Number of Shares of common stock Beneficially Owned (1)		Percentage of common stock Beneficially Owned
Dr. Lawrence Helson (2)	1,500,000		13.2%
Dr. Arthur Bollon	800,000		7.1%
Meyers Associates, L.P.	5,126,067	(3)	35.7%
Bruce Meyers	8,406,000	(4)	74.0%
Imtiaz Khan (5)	2,500,000		23.0%
All Executive Officers and Directors as a Group (2 people)	2,300,000		20.3%

(1)  Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights.  As of the date of this report, there were 11,340,000 shares of our common stock issued and outstanding. As of that date, (i) 500,000 shares of common stock were reserved for issuance under our 2009 Option Plan of which no options had been granted; (ii) approximately 2,750,649 shares of our common stock were reserved for issuance pursuant to conversion of preferred stock; (iii) approximately 2,750,649 shares were reserved for issuance pursuant to exercise of warrants to purchase common stock; (iv) 277,120 shares of our common stock were reserved for issuance pursuant to the issuance of Dividend Shares; and (v) there were Placement Agent Warrants to purchase approximately 1,364,294 shares of common stock equal to 15% of the securities sold in the 2008 and 2009 Private Placements.

(2) Dr. Helson, our CEO, is also a consultant to Meyers Associates, L.P.

(3) Includes 2,100,000 shares of Common Stock, an aggregate of 2,750,649 shares of common stock issuable upon exercise of Meyers Associates’ Unit Purchase Options and 275,418 shares of common stock underlying 117 units purchased by Meyers Associates in the 2008 Private Placement; but does not include additional shares of common stock beneficially owned by Bruce Meyers, the President of Meyers Associates.  Bruce Meyers has the power to vote and dispose of the Shares owned by Meyers Associates.

(4) Mr. Meyers is Principal and Chief Executive Officer of Meyers Associates.  This amount includes 2,657,500 shares of common stock and an aggregate of 623,033 shares of common stock issuable underlying 264.67 Units purchased by Mr. Meyers in the 2008 Private Placement, as well as the shares owned by Meyers Associates set forth in note (3) above.

(5) Mr. Kahn is an employee of Meyers Associates.

Unless otherwise indicated in the foregoing table (or the footnotes thereto), the persons named in the table have sole voting and dispositive power with respect to the shares of the Company’s common stock and/or options owned by such person, subject to community property laws where applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Fiscal 2009, M&K CPAs, PLLC (“M&K”) served as our independent auditors. During Fiscal 2008, Moore & Associates, Chartered (“Moore”) served as our independent auditors.  The following table presents fees for professional audit services rendered by M&K and Moore for the audit of our annual financial statements for the years ended December 31, 2008 and 2009 and fees for other services rendered by such firms during those periods.

	2009	2008
Audit Fees	4,800	5,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	4,800	5,000
Total

Audit Fees. Annual audit fees relate to services rendered in connection with the audit of our consolidated annual financial statements and the quarterly reviews of financial statements included in our Forms 10-Q.

Audit Related Fees. Audit related services include fees for SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions, statutory audits, business acquisitions, and assessment of risk management controls in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees. Tax services include fees for tax compliance, tax advice and tax planning.

All Other Fees:  The aggregate fees, including expenses, billed for all other services, not described above, rendered to the Company by M&K during Fiscal year 2009 was $4,800 and by Moore during Fiscal Year 2008 was $5,000.

We have been advised by M&K that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The entire Board of Directors (the “Board”) is responsible for appointing, setting compensation and overseeing the work of the independent auditor.  The Board has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor, as follows:  on an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Board is requested, and the Board reviews these requests and advises management if the Board approves the engagement of the independent auditor. On a periodic basis, management reports to the Board regarding the actual spending for such projects and services compared to the approved amounts.  All audit-related fees, tax fees and all other fees were approved by the Board.  The projects and categories of service are as follows:

Audit—Annual audit fees relate to services rendered in connection with the audit of our consolidated financial statements and the quarterly reviews of financial statements included in our Forms 10-Q.

Audit Related Services—Audit related services include fees for SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions, statutory audits, and business acquisitions.

Tax—Tax services include fees for tax compliance, tax advice and tax planning.

All Other – fees for all other services provided by Cohn.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the registrant (1)
3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.3	By-Laws of the registrant (1)
3.4	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.5	Certificate of Amendment of the registrant dated May 27, 2008 (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Bridge Note (1)
4.4	Form of Registration Rights Agreement (1)
4.5	Form of Subscription Agreement (1)
10.1	Employment Agreement dated as of July 1, 2007 between the registrant and Dr. Lawrence Helson (1)
10.2	2009 Employee Stock Incentive Plan (1)
10.3	License Agreement from University of Texas MD Anderson Career Center (1)
10.4	License Agreement from The Johns Hopkins University (1)
10.5	September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)
10.6	January 30, 2008 Service Agreement with Brookwood Pharmaceuticals (1)
10.7	Sponsored Research Agreement dated as of September 18, 2007, by and between The Johns Hopkins University, employer of Dr. Anirban Maitra and the registrant. (1)
10.8	Form of Consulting Agreement for Scientific Advisory Board Members (1)
10.9	Patent and Technology License Agreement dated August 18, 2008 between the registrant and the University of North Texas Health Science Center. (1)
10.10	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)

10.11	Agreement dated June 30, 2007 by and between the Registrant and SAFC. (1)
10.12	Placement Agency Agreement dated as of May 28, 2008 by and between SignPath Pharma Inc. and Meyers Associates, L.P. (1)
10.13	Indemnification Agreement dated as of December, 2008 by and between SignPath Pharma Inc. and Meyers Associates, L.P. (1)
10.14	Extension of Dr. Helson’s employment agreement. (1)
10.15	Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.
10.16	Agreement dated June 30, 2009 by and between the registrant and Topaz Technology, Inc.
23.2	Consent of Moore & Associates, Chartered.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SignPath Pharma, Inc.
(A Development Stage Enterprise)
Quakertown, Pennsylvania

We have audited the accompanying balance sheets of SignPath Pharma, Inc. (a development stage enterprise) as of December 31, 2009 and 2008 and the related statements of operations, shareholders' equity and cash flows for the twelve month periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SignPath Pharma, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 15, 2010

SIGNPATH PHARMA, INC
Balance Sheets
(A Development Stage Company)

	December 31,	December 31,
	2009	2008
		(Restated)
ASSETS

CURRENT ASSETS

Cash	$295,418	$181,128

Total Current Assets	295,418	181,128

EQUIPMENT, net	2,400	3,200

TOTAL ASSETS	$297,818	$184,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$117,967	$76,999

Total Current Liabilities	117,967	76,999

STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, 5,000,000 shares
authorized 2,262 and 1,502 shares issued and
outstanding, respectively	226	145
Common stock; $0.001 par value, 45,000,000 shares
authorized; 11,340,000 and 11,340,000 shares issued
and outstanding, respectively	11,341	11,341
Additional paid-in capital	2,962,207	2,318,442
Deficit accumulated during the development stage	(2,793,923)	(2,222,599)

Total Stockholders' Equity	179,851	107,329

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,818	$184,328

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC
Statements of Operations
(A Development Stage Company)

			From Inception
			on May 15, 2006
	For the Year ended		Through
	December 31,		December 31,
	2009	2008	2009
		(Restated)	(Unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	243,492	101,406	461,411
Consulting expense	2,782	79,481	82,263
Financing expense	-	891,949	1,063,401
Legal and professional expenses	74,794	143,527	238,047
Licensing expense	75,092	102,347	177,439
Advertising expense	-	49,175	49,175
Research and development	215,937	263,886	698,965

Total Operating Expenses	612,097	1,631,771	2,770,644

OPERATING LOSS	(612,097)	(1,631,771)	(2,770,644)

OTHER INCOME (EXPENSE)

Grant income	40,773	-	40,773
Interest expense	-	(63,995)	(63,995)

Total Other Income (Expense)	40,773	(63,995)	(63,995)

NET LOSS BEFORE INCOME TAXES	(571,324)	(1,695,766)	(2,793,923)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(571,324)	$(1,695,766)	$(2,793,923)

BASIC LOSS PER SHARE	$(0.05)	$(0.15)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	11,340,000	11,174,651

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC
Statements of Stockholders' Equity (Deficit)
(A Development Stage Company)
(Restated)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2005	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for
cash at $0.001 per share	-	-	10,000,000	10,000	-	-	10,000

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000

Common stock issued for bridge debt
at $0.85 per share	-	-	257,500	258	218,617	-	218,875

Net loss for the year
ended December 31, 2007	-	-	-	-	-	(526,833)	(526,833)

Balance, December 31, 2007	-	-	10,257,500	10,258	218,617	(526,833)	(297,958)

Preferred stock issued for bridge debt
at $1,000 per share	890	89	-	-	889,786	-	889,875

Preferred stock issued for cash
at $1,000 per share	562	56	-	-	561,944	-	562,000

Common stock issued for bridge debt
at $0.85 per share	-	-	1,082,500	1,083	919,043	-	920,126

Stock offering costs	-	-	-	-	(270,948)	-	(270,948)

Net loss for the year
ended December 31, 2008	-	-	-	-	-	(1,695,766)	(1,695,766)

Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329

Preferred stock issued for cash
at $1,000 per share	810	81	-	-	809,919	-	810,000

Stock offering cost	-	-	-	-	(166,154)	-	(166,154)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(571,324)	(571,324)

Balance, December 31, 2009	2,262	$226	11,340,000	$11,341	$2,962,207	$(2,793,923)	$179,851

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Cash Flows
(A Development Stage Company)

				From Inception
				on May 15, 2006
	For the Year Ended			Through
	December 31,			December 31,
	2009		2008	2009
			(Restated)	(Unaudited)
OPERATING ACTIVITIES

Net loss		$(571,324)	$(1,695,766)	$(2,793,923)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued with bridge financing		-	920,126	1,139,001
Depreciation expense		800	800	1,600
Changes in operating assets and liabilities
Accounts payable and accrued expenses		40,968	29,187	117,967

Net Cash Used in Operating Activities		(529,556)	(745,653)	(1,535,355)

INVESTING ACTIVITIES

Purchase of equipment		-	-	(4,000)

Net Cash Used in Investing Activities		-	-	(4,000)

FINANCING ACTIVITIES

Proceeds from notes payable		-	632,875	889,875
Stock offering costs paid		(166,154)	(270,948)	(437,102)
Preferred stock issued for cash		810,000	562,000	1,372,000
Common stock issued for cash		-	-	10,000

Net Cash Provided by Financing Activities		643,846	923,927	1,834,773

NET INCREASE (DECREASE) IN CASH		114,290	178,274	295,418
CASH AT BEGINNING OF PERIOD		181,128	2,854	-
CASH AT END OF PERIOD		$295,418	$181,128	$295,418

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$-	$-	$-
Income taxes		$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$		$-	$889,875

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS

SignPath Pharma, Inc, (the “Company”) was incorporated under the laws of the State of Delaware on May 15, 2006.  The Company was organized to develop proprietary formulations of curcumin (diferuloylmethane), a naturally occurring compound found in the root of the Curcuma longa (turmeric) plant, for applications in malignant diseases.  The Company’s product candidates are currently in the pre-clinical testing phase.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2009, the Company recognized sales revenue of $-0- and incurred a net loss of $571,324.  As of December 31, 2009, the Company had an accumulated deficit of $2,793,923.  During the year ended December 31, 2008, the Company recognized sales revenue of $-0- and incurred a net loss of $1,695,766.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to continue its operations to develop proprietary formulations of curcumin and raise additional capital financing to sustain operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2009 and 2008 the Company had $295,418 and $181,128 of cash, respectively.  The Company had no cash equivalents.

d)	Revenue Recognition

The Company will recognize revenue from the sale if their products in accordance with ASC 605 “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	For the Years Ended
	December 31,
	2009	2008
Loss (numerator)	$(571,324)	$(1,695,766)
Shares (denominator)	11,340,000	11,174,651
Per share amount	$(0.05)	$(0.15)

h)	Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2009 and 2008, the Company did not record any comprehensive income or loss.

i)	Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, other current assets, accounts payable, and accrued liabilities were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j)	Advertising Costs

Advertising costs are expensed as incurred and are recorded in the consolidated financial statements as selling expense.  For the years ended December 31, 2009 and 2008, the Company recorded advertising and marketing costs of $-0- and $49,175 respectively.

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

l)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

m)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts ASC 810 (now included in Subtopic 810-10). For those entities that have already adopted ASC 810-, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted ASC 810. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)	Recent Accounting Pronouncements Continued

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for ASC 470.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued ASC Topic 470 "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance". The provisions of ASC 470, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. ASC 470 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of ASC 470 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n)	Research and Development Costs

The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $215,937 and $263,886 during the years ended December 31, 2009 and 2008, respectively.  The Company did receive grant income to help fund its research and development efforts during the years ended December 31, 2009 and 2008 totaling $40,773 and $-0-, respectively.

o)	Fair Value of Financial Instruments

The Company adopted the standard issued by the FASB, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2009 and 2008, on a non-recurring basis:
				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)
Accounts payable and accrued expenses	$-	$-	$$117,967	$

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the periods ended December 31, 2009 and 2008, there were no applicable items on which the fair value option was elected.

NOTE 3 – BRIDGE FINANCING NOTES PAYABLE

Beginning in August 2007 the Company began a series of private financing transactions (collectively known as “Bridge Financing”) with certain accredited investors of units,  each unit consisting of $1 in principal amount of 10% promissory notes (“Bridge Stock”) and shares of Common Stock (“Bridge Stock”).  The Company had raised in fiscal year 2007 a total of $257,000 in Bridge Financing.  In 2008, the Company raised an additional $562,000 through the bridge financing arrangements.  As detailed in Note 4 below, during the year ended December 31, 2008, the Bridge Notes with all accrued interest were converted to 890 shares of the Company’s preferred stock.

NOTE 4 – EQUITY

a)	On March 5, 2009, the Company issued 295 shares of its par value $0.10 convertible preferred stock at $1,000 per share.
b)	On April 1, 2009, the Company issued 15 shares of its par value $0.10 convertible preferred stock at $1,000 per share.
c)	On June 17, 2009, the Company issued 200 shares of its par value $0.10 convertible preferred stock at $1,000 per share.
d)	On July 23, 2009, the Company issued 50 shares of its par value $0.10 convertible preferred stock at $1,000 per share.
e)	On August 20, 2009, the Company issued 50 shares of its par value $0.10 convertible preferred stock at $1,000 per share.
f)	On September 9, 2009, the Company issued 200 shares of its par value $0.10 convertible preferred stock at $1,000 per share.
g)	On January 24, 2008, the Company issued 632,500 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
h)	On February 26, 2008, the Company issued 25,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
i)	On February 27, 2008, the Company issued 175,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
j)	On March 4, 2008 the Company issued 25,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
k)	On March 11, 2008 the Company issued 50,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
l)	On March 17, 2008 the Company issued 50,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
m)	On April 11, 2008 the Company issued 50,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
n)	On April 14, 2008 the Company issued 25,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
o)	On April 15, 2008 the Company issued 75,000 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.
p)	On November 25, 2008, the Company issued 890 shares of its par value $0.10 convertible preferred stock to extinguish bridge debt financing totalling $889,875.
q)	On November 25, 2008, the Company issued 562 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

NOTE 5 – INCOME TAXES

The Company has adopted the provisions of ASC 740, “Accounting for Income Taxes”. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The components of the net deferred tax asset at December 31, 2009 and 2008, the statutory tax rate, the adjustments to reconcile to income tax expense and the amount of the valuation allowance are indicated below:
	December 31, 2009	December 31, 2008
Loss before taxes	$(571,324)	$(1,695,766)
Statutory rate	39)%	39)%
Computed expected tax benefit	(222,816)	(661,349)
Common stock issued for services	-0-	-0-
Change in valuation allowance	222,816	661,349
Reported income taxes	$-	$-

	December 31, 2009	December 31, 2008
Deferred tax asset
- Cumulative net operating losses	$1,004,246	$781,430)
- Less valuation allowance	(1,004,246)	(781,430)
Reported income taxes	$-	$-

The Company has incurred operating losses of $2,793,923 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2009, 2008 and 2007.

NOTE 6 – ACCRUED EXPENSES

Pursuant to the applicable Codification literature, the Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in Note 4, the Company was required to file a registration statement by January 27, 2009.  The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date.  During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC.  Each holder is entitled to $47.32 per share owned.  The Company has resolved to pay the liquidated damages in shares of Common Stock valued at $1.00 per share, pursuant to the terms and provisions of the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.

NOTE 7 – EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets of 5 years. Depreciation expense was $800 and $800 for the years ended December 31, 2009 and 2008, respectively.

			Net Book Value
	Cost	Accumulated Depreciation	December 31, 2009	December 31, 2008
Equipment	$4,000	$(1,600)	$2,400	$3,200
Totals	$4,000	$(1,600)	$2,400	$3,200

NOTE 8 – STOCK OPTIONS

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Option Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 500,000 shares of our common stock, which may be authorized and unissued shares or treasury shares.  Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of December 31, 2009 no options had been granted under the plan.

NOTE 9 – WARRANTS

A summary of the status of the Company's   warrants as of December 31, 2009 and changes during the periods ended December 31, 2009 and 2008 is presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/2008	1,259,639	1.27	1,599,742	11/25/2013
11/26/2008	449,220	1.27	570,509	11/25/2013

12/31/2008	1,708,859		2,170,251

3/5/2009	29,425	1.27	37,370	3/5/2014
3/5/2009	58,850	1.27	74,740	3/5/2014
3/5/2009	70,620	1.27	89,687	3/5/2014
3/5/2009	88,275	1.27	112,109	3/5/2014
3/5/2009	58,850	1.27	74,740	3/5/2014
3/5/2009	41,195	1.27	52,318	3/5/2014
4/1/2009	17,655	1.27	22,422	4/1/2014
6/17/2009	29,425	1.27	37,370	6/17/2014
6/17/2009	29,425	1.27	37,370	6/17/2014
6/17/2009	58,850	1.27	74,740	6/17/2014
6/17/2009	117,700	1.27	149,479	6/17/2014
7/23/2009	58,850	1.27	74,740	7/23/2014
8/20/2009	58,850	1.27	74,740	8/20/2014
9/9/2009	235,400	1.27	298,958	9/9/2014

12/31/09	2,662,229		3,381,034

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 0.90%; 5 year term; and volatility of 147%.  The Company attributed $737,584 of the total $2,261,649 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

NOTE 10 – SERIES A CONVERTIBLE PREFERRED STOCK

The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.

As of December 31, 2009 the Company has issued 2,262 share of Series A Convertible Preferred stock as detailed in Note 4 above.  Below is a discussion of the terms of these securities.

NOTE 10 – SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

Rank
The Preferred Stock ranks(i) senior to the common stock and any other class or series of the Company’s capital stock either specifically ranking by its terms junior to the Preferred Stock or not specifically ranking by its terms senior to or on parity with the Preferred Stock, (ii) on parity with any class or series of the Company’s capital stock specifically ranking by its terms on parity with the Preferred Stock, and (iii) junior to any class or series of capital stock specifically ranking by its terms senior to the Preferred Stock, in each case, as to payment of dividends or as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary.  The approval of the holders of a majority of the Preferred Stock is required in order for the Company to issue any capital stock with rights on parity with or senior to the Preferred Stock.

Dividends
The holders of the Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Preferred Stock.  Such dividends are payable in cash or shares of common stock, at the option of the Company, semiannually on the last business day of February and August of each year (each a “Dividend Payment Date”), commencing in February 2009 with respect to the period from issuance through such date.  The holders of the Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

Dividends on the Preferred Stock will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.  Dividends accumulate to the extent they are not paid on the Dividend Payment Date to which they relate.  Dividends that are due in cash and which are not paid within (5) business days of the Dividend Payment date shall bear interest until paid at the default rate.  According to Delaware law, the Company may declare and pay dividends or make other distributions on its capital stock only out of legally-available funds.  In addition, no dividends or distributions may be declared, paid or made if the Company is or would be rendered insolvent by virtue of such dividend or distribution.

The Company may not (i) pay any dividends in respect of any shares of capital stock ranking junior to the Preferred Stock (including the common stock), other than dividends payable in the form of additional shares of the same junior stock as that on which such dividend is declared, or (ii) redeem any shares of capital stock ranking junior to the Preferred Stock (including the common stock), unless and until all accumulated and unpaid dividends on the Preferred Stock have been, or contemporaneously are, declared and paid in full.

Conversion
At the election of the holder thereof, each share of Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation.  The Preferred Stock will not convert automatically into Common Stock upon completion of this offering and only the underlying Common Stock issuable upon conversion is registered for the resale under this prospectus.  The Conversion Rate initially will be 1,177 shares of common stock ($.85 per share) for each Share of Preferred Stock.  If the Company issues or sells any shares of its common stock (or options, warrants or convertible securities, convertible or exchangeable into shares of common stock) hereinafter, a “Subsequent common stock Issuance”), then the Conversion Rate will be adjusted so that the number of shares of common stock issuable upon conversion of each share of preferred stock shall be equal to the quotient obtained by dividing $1,000 by the price per share of common stock (or the conversion price per share in the case of a sale of options, warrants or convertible securities) sold in such Subsequent common stock Issuance.

NOTE 10 – SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Conversion Price is also subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution on any class of the Company’s capital stock; or (ii) the combination, subdivision or reclassification of the common stock.  No fractional shares will be issued upon conversion.  Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally-available funds.

The shares of Preferred Stock may also be converted into common stock at the Conversion Rate at the Company’s option following the effectiveness of a Registration Statement, if the Company’s common stock trades above 200% of the Conversion Rate per share for a period of 20 consecutive trading days.

Voting Rights
The affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock, voting as a class, shall be required to authorize, effect or validate (i) any change in the rights, privileges or preferences of the Preferred Stock that would adversely affect the Preferred Stock, or (ii) the authorization, creation, issuance or increase in the authorized or issued amount of any class or series of stock ranking on parity with or superior to the Preferred Stock with respect to the declaration and payment of dividends or distribution of assets upon liquidation, dissolution or winding-up of our Company.  In addition, the holders of Preferred Stock shall have the right to vote, together with holders of common stock as single class, on all matters upon which the holders of common stock are entitled to vote pursuant to applicable Delaware law or the Company’s Certificate of Incorporation.  The Preferred Stock shall vote on an “as converted basis” with each holder of Preferred Stock having one vote for each Conversion Share underlying such holder’s shares of Preferred Stock.

Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus), or the proceeds thereof, may be made or set apart for the holders common stock or any stock ranking junior to Preferred Stock, the holders of Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, a liquidating distribution of $1,000 per share, plus any accrued and unpaid dividends, subject to adjustment upon the occurrence of certain events.  If, upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company are insufficient to make the full payment of $1,000 per share, plus all accrued and unpaid dividends on the Preferred Stock and similar payments on any other class of stock ranking on a parity with the Preferred Stock upon liquidation, then the holders of Preferred Stock and such other shares will share ratably in any such distribution of the Company’s assets in proportion to the full respective distributable amounts to which they are entitled.  Certain events, including a consolidation or merger of the Company with or into another corporation or sale or conveyance of all or substantially all the property and assets of the Company will be deemed to be a liquidation, dissolution or winding-up of the Company for purposes of the foregoing.

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS

On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates who was serving as the Company’s independent registered public accounting firm.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have the financial statements previously issued reaudited for the fiscal year ended December 31, 2008.

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

This reaudit produced material differences from the previously filed versions.  These misstatements are the result of the following errors:

The Company inappropriately recorded a warrant expense for the fair value of the warrants issued in conjunction with the sale of its convertible preferred stock.  This resulted in an overstatement of Additional Paid-in Capital and General & Administrative Expense of $799,184 (item A).  Additionally, the Company recorded the issuance of 57,500 shares in both the period ended December 31, 2007 and 2008.  This resulted in an overstatement of Common Stock of $58, Additional Paid-in Capital of $38,467 and Stock Offering Costs of $38,524 (item B). The $38,524 overstatement of stock offering costs offsets the overstatement of Additional Paid-in Capital thus only the $799,184 change due to item A is reflected in the net change column below.

The Company also discovered that there were various timing differences in accruing accounts payable and the associated operating expense at period ends.  The aggregate of these difference are found in Items C.  The Company also misstated the number of preferred and common stock issued and outstanding which required adjustments to be made to common stock, preferred stock and additional paid-in capital (Items D).  The difference between the net change in the statement of operations and the net change in retained earnings on the balance sheet is due to $90,768 of changes that affected the statement of operations for the year ended December 31, 2007.  This effect is also being realized as part of the restatement of the 2008 financial statements.

Included in this filing are the restated 2008 fiscal year financial statements.  For comparative purposes, the table below presents the reaudited balance sheets and income statements compared to the original filing.

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Balance Sheets

	December 31,			December 31,
	2008	Net Change		2008
	(Original)			(Restated)
ASSETS

CURRENT ASSETS	181,128	-		181,128
EQUIPMENT, net	3,200	-		3,200
TOTAL ASSETS	$184,328	-		$184,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	76,999	(C)	$76,999
Total Current Liabilities	-	76,999		76,999
STOCKHOLDERS' EQUITY
Preferred stock; $0.10 par value, 5,000,000 shares authorized 2,312 and 1,502 shares issued and outstanding, respectively	150	(5	) (D)	145
Common stock; $0.001 par value, 45,000,000 shares authorized; 11,307,500 and 11,307,500 shares issued and outstanding, respectively	11,365	(58	) (B)	11,341
		34	(D)
Additional paid-in capital	2,898,931	(799,126	) (A)	2,318,442
		218,637	(D)
Deficit accumulated during the development stage	(2,726,118)	58	(B)	(2,222,599)
		799,126	(A)
		(295,665)
Total Stockholders' Equity	184,328	(76,999)		107,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$184,328	-		$184,328

NOTE 11 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	For the Year ended
	December 31,
	2008	Net Change		2008
	(Original)			(Restated)
REVENUES	$-	-		$-
OPERATING EXPENSES
General and administrative	902,858	(799,126	) (A)	101,406
		(2,326	) (C)
Consulting expense	79,481	-		79,481
Financing expense	720,763	171,186	(D)	891,949
Legal and professional expenses	137,444	6,083	(C)	143,527
Licensing expense	102,347	-		102,347
Advertising expense	49,175	-		49,175
Research and development, net	233,990	29,896	(C)	263,886
Total Operating Expenses	2,226,058	(594,287)		1,631,771
OPERATING LOSS	(2,226,058)	594,287		(1,631,771)
OTHER INCOME (EXPENSE)
Interest expense	(63,995)	-		(63,995)
Total Other Income (Expense)	(63,995)	-		(63,995)
NET LOSS BEFORE INCOME TAXES	(2,290,053)	594,287		(1,695,766)
PROVISION FOR INCOME TAXES	-	-		-
NET LOSS	$(2,290,053)	594,287		$(1,695,766)
BASIC LOSS PER SHARE	$(0.20)	0.05		$(0.15)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,365,000	(190,349)		11,174,651

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no subsequent events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNPATH PHARMA INC.

By: /s/ Lawrence Helson
Lawrence Helson, M.D.
Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Dated: April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Lawrence Helson	Chief Executive Officer and Chief Financial Officer	April 15, 2010
Lawrence Helson

/s/ Arthur P. Bollon	Director	April 15, 2010
Arthur P. Bollon, Ph.D.