Form 10-Q
period 2010-03-31
SignPath Pharma, Inc.
filed 2010-05-17
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2010

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

As of May 14, 2010, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 11,340,000 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended March 10, 2010

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	3
Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from Inception on May 15, 2006 through March 31, 2010 (unaudited)	4
Condensed Statements of Stockholders’ Equity for the period from Inception on May 15, 2006 through March 31, 2010 (unaudited)	6
Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from Inception on May 15, 2006 through March 31, 2010 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	7-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Evaluation of Disclosure Controls and Procedures	17

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors – Not Applicable	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	20

EXHIBIT INDEX	21

SIGNPATH PHARMA, INC
Balance Sheets
(A Development Stage Company)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS

Cash	$263,408	$295,418

Total Current Assets	263,408	295,418

EQUIPMENT, net	2,200	2,400

TOTAL ASSETS	$265,608	$297,818

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$141,179	$117,967

Total Current Liabilities	141,179	117,967

STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, 5,000,000 shares authorized 2,287 and 2,262 shares issued and outstanding, respectively	229	226
Common stock; $0.001 par value, 45,000,000 shares authorized; 11,340,000 and 11,340,000 shares issued and outstanding, respectively	11,341	11,341
Additional paid-in capital	2,979,454	2,962,207
Deficit accumulated during the development stage	(2,866,595)	(2,793,923)

Total Stockholders' Equity	124,429	179,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$265,608	$297,818

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC
Statements of Operations
(A Development Stage Company)
(unaudited)

			From Inception on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	46,327	54,269	507,738
Consulting expense	776	-	83,039
Financing expense	-	-	1,063,401
Legal and professional expenses	4,440	14,511	242,487
Licensing expense	600	10,000	178,039
Advertising expense	-	-	49,175
Research and development, net	61,313	78,815	760,278

Total Operating Expenses	113,456	157,595	2,884,157

OPERATING LOSS	(113,456)	(157,595)	(2,884,157)

OTHER INCOME (EXPENSE)

Grant income	40,784	-	81,557
Interest expense	-	-	(63,995)

Total Other Income (Expense)	40,784	-	17,562

NET LOSS BEFORE INCOME TAXES	(72,672)	(157,595)	(2,866,595)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(72,672)	$(157,595)	$(2,866,595)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,340,000	11,340,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Cash Flows
(A Development Stage Company)
(unaudited)

				From Inception
				on May 15, 2006
	For the Three Months Ended			Through
	March 31,			March 31,
	2010		2009	2010
OPERATING ACTIVITIES
Net loss		$(72,672)	$(157,595)	$(2,866,595)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing		-	-	1,139,001
Depreciation expense		200	200	1,800
Changes in operating assets and liabilities
Accounts payable and accrued expenses		23,212	-	141,179
Net Cash Used in Operating Activities		(49,260)	(157,395)	(1,584,615)

INVESTING ACTIVITIES
Purchase of equipment		-	-	(4,000)
Net Cash Used in Investing Activities		-	-	(4,000)

FINANCING ACTIVITIES
Proceeds from notes payable		-	-	889,875
Stock offering costs paid		(7,750)	(46,304)	(444,852)
Preferred stock issued for cash		25,000	295,000	1,397,000
Common stock issued for cash		-	-	10,000
Net Cash Provided by Financing Activities		17,250	248,696	1,852,023

NET INCREASE (DECREASE) IN CASH		(32,010)	91,301	263,408
CASH AT BEGINNING OF PERIOD		295,418	181,127	-
CASH AT END OF PERIOD		$263,408	$272,428	$263,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$-	$-	$-
Income taxes		$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$		$-	$889,875

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC
Statement of Stockholders' Equity
(A Development Stage Company)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, Inception May 15, 2006	-	$-	-	$-	$-	$-	-
Common stock issued to founders for cash at $0.001 per share	-	-	10,000,000	10,000	-	-	$10,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-
Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000
Common stock issued for bridge debt at $0.85 per share	-	-	257,500	258	218,617	-	218,875
Net loss for the year ended December 31, 2007	-	-	-	-	-	(526,833)	(526,833)
Balance, December 31, 2007	-	-	10,257,500	10,258	218,617	(526,833)	(297,958)
Preferred stock issued for bridge debt at $1,000 per share	890	89	-	-	889,786	-	889,875
Preferred stock issued for cash at $1,000 per share	562	56	-	-	561,944	-	562,000
Common stock issued for bridge debt at $0.85 per share	-	-	1,082,500	1,083	919,043	-	920,126
Stock offering costs	-	-	-	-	(270,948)	-	(270,948)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,695,766)	(1,695,766)
Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329
Preferred stock issued for cash at $1,000 per share	810	81	-	-	809,919	-	810,000
Stock offering cost	-	-	-	-	(166,154)	-	(166,154)
Net loss for the year ended
December 31, 2009	-	-	-	-	-	(571,324)	(571,324)
Balance, December 31, 2009	2,262	226	11,340,000	11,341	2,962,207	(2,793,923)	179,851
Preferred stock issued for cash at $1,000 per share (unaudited)	25	3	-	-	24,997	-	25,000
Stock offering cost (unaudited)	-	-	-	-	(7,750)	-	(7,750)
Net loss for the three months ended March 31, 2010 (unaudited)	-	-	-	-	-	(72,672)	(72,672)
Balance, March 31, 2010 (unaudited)	2,287	$229	11,340,000	$11,341	$2,979,454	$(2,866,595)	$124,429

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted this standard, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted the standard. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
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

NOTE 4 – CAPITAL STOCK

On February 11, 2010, the Company issued 25 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.  Stock offering costs paid in connection with this issuance totaled $7,750.

Attached to the 25 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 29,425 (or 1,177 common shares per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 0.91%; 5 year term; and volatility of 104%.  The Company attributed $10,384 of the total $24,997 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

NOTE 5 – ACCRUED LIABILITIES

Pursuant to the applicable Codification literature, the Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in the fiscal years 2008 and 2009, the Company was required to file a registration statement by January 27, 2009.  The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date.  During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC.  Each holder is entitled to $47.32 per share owned.  The Company has resolved to pay the liquidated damages in shares of Common Stock valued at $1.00 per share, pursuant to the terms and provisions of the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010 and December 31, 2009

NOTE 6 – WARRANTS

A summary of the status of the Company's   warrants as of March 31, 2010 and changes during the periods ended March 31, 2010 and December 31, 2009 and 2008 is presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/2008	1,259,639	1.27	1,599,742	11/25/2013
11/26/2008	449,220	1.27	570,509	11/25/2013
12/31/2008	1,708,859		2,170,251
3/5/2009	29,425	1.27	37,370	3/5/2014
3/5/2009	58,850	1.27	74,740	3/5/2014
3/5/2009	70,620	1.27	89,687	3/5/2014
3/5/2009	88,275	1.27	112,109	3/5/2014
3/5/2009	58,850	1.27	74,740	3/5/2014
3/5/2009	41,195	1.27	52,318	3/5/2014
4/1/2009	17,655	1.27	22,422	4/1/2014
6/17/2009	29,425	1.27	37,370	*
6/17/2009	29,425	1.27	37,370	*
6/17/2009	58,850	1.27	74,740	*
6/17/2009	117,700	1.27	149,479	*
7/23/2009	58,850	1.27	74,740	*
8/20/2009	58,850	1.27	74,740	*
9/9/2009	235,400	1.27	298,958	*
12/31/2009	2,662,229		3,381,034
2/11/2010	29,425	1.27	37,370	*
3/31/2010	2,691,654		3,418,404

* Fifth anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 0.90% to 1.48%, depending on date of issuance; 5 year term; and volatility of 104% to 115%, depending on date of issuance.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date this report was filed and there are no subsequent events to report.

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

Material Changes in Financial Condition

March 31, 2010 as Compared With December 31, 2009

As of March 31, 2010 and December 31, 2009, the Company had $263,408 and $295,418, respectively, of cash on hand.  The Company’s working capital decreased from December 31, 2009, to March 31, 2010, as a result of the Company’s net loss of $72,672 during the three months ended March 31, 2010 (“2010 Period”).  The Company is a development stage company with a limited operating history.  SignPath had a deficit accumulated during the development stage of $2,866,595, as of March 31, 2010.

Between August 2007 and April 2008, Sign Path completed a Bridge Financing with 15 accredited investors pursuant to which it received gross proceeds of $847,500 from the sale of 10% promissory notes together with an aggregate of 1,307,500 shares of Common Stock (the “Bridge Shares”).

As of March 31, 2010 SignPath sold 2,287 units (“Units”) of its securities at a price of $1,000 per Unit (“Private Placement”).  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $2,286,875 in the Private Placement and incurred stock offering costs of $444,852 related to the offering.  As part of that offering, the Company attributed $747,968 of the total $2,286,646 of additional paid-in capital associated with the transaction to the warrants based on the relative fair value of the warrants.

The Company had net cash used in operating activities of $49,260 during three months ended March 31, 2010 primarily as a result of a net loss of $72,672 offset, in part, by an increase in accounts payable and accrued expenses of $23,212.  The Company had net cash used in operating activities of $157,395 during the three months ended March 31, 2009 (“2009 Period”) primarily as a result of a net loss of $157,595.

The Company had net cash provided by financing activities of $17,250 during the 2010 Period as a result of the receipt of $25,000 of gross proceeds from the sale of Preferred Stock in the Private Placement, as compared with $248,696 of net proceeds during the 2009 Period as a result of the sale of $295,000 of Preferred Stock in the Private Placement.

As a result of the foregoing, the Company’s cash at March 31, 2010 decreased by $32,010.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2010, as Compared with the Three Months Ended March 31, 2009.

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the three months ended March 31, 2010 (the “2010 Period”) decreased to $113,456 as compared with $157,595 during the three months ended March 31, 2009 (the “2009 Period”). General and administrative expenses decreased from $54,269 in the 2009 Period to $46,327 in the 2010 Period primarily as a result of a reduction in payroll expenses.

A research grant of approximately $80,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin passage across the blood brain barrier and focal distributions in mice/rat brains in collaboration with D. S. Chiou at the University of Western Ontario, Canada.  Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease and memory processing.  As of March 31, 2010, the Company had expended $40,784 to manufacture naocurcumin for this study and is funding animal studies with Dr. Chiou with the remaining funds.  This is reflected on the Company’s Statement of Operations as $40,784 of grant income during the 2010 Period.

Legal and professional expenses decreased from $14,511 in the 2009 Period to $4,440 in the 2010 Period as a result of the completion of the Company’s business plan during the fiscal year 2008.  Legal and professional expense in 2009 related to the Company’s Registration Statement being declared effective by the SEC.

The Company paid $600 in licensing fees and $4,440 of legal and professional expenses in the 2010 Period as compared with $10,000 of license fees and $14,511 of legal and professional fees in the 2009 Period.

The Company paid an aggregate of $61,313 in research and development fees in the 2010 Period as compared to $78,815 in the 2009 Period.  This included $25,834 to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Payments in the 2009 Period included $175 paid to Surmodics Pharmaceuticals, Inc. (f/n/a Brookwood Pharmaceuticals, Inc.) (“Surmodics”) for polymer for the production of nanocurcumin under the Johns Hopkins University Agreement (the “JHU Agreement”) and for the production of clinical GMP grade curcumin under the UTMDACC agreement.

The Company also paid Topaz Technology, Inc. (“Topaz”) an aggregate of $8,000 during the 2009 Period to provide FDA/EMEA Compliance and validation audits relating to the synthetic curcumin manufacturing facility in India.

The amount paid for research and development in the 2010 Period consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies of the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During the 2009 Period, the Company paid UTMDACC for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from circumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $72,672 in the 2010 Period as compared with a net loss of $157,595 in the 2009 Period.  This translates to a loss per share of $(0.01) in 2009 compared to $(0.01) in 2008.

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

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties and does not have an audit committee.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period between January 1, 2010 and March 31, 2010, Registrant sold 1 unit (the “Units”), of its securities at a price of $1,000 per Unit or $25,000.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $25,000 and paid 10% sales commissions of $2,500 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to 1 accredited investor who was a customer of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

The net proceeds of the offering were used for working capital and research and development towards filing an investigational new drug application to commence clinical trials.

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

Dated: May 14, 2010	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2010

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