Form 10-Q
period 2010-06-30
SignPath Pharma, Inc.
filed 2010-08-23
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 23, 2010, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 11,740,000 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended June 30, 2010

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (restated)	4
Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from Inception on May 15, 2006 through June 30, 2010 (unaudited) (restated)	5
Condensed Statements of Stockholders’ Equity (Deficit) for the period from Inception on May 15, 2006 through June 30, 2010 (unaudited) (restated)	6
Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from Inception on May 15, 2006 through June 30, 2010 (unaudited) (restated)	7
Notes to Condensed Financial Statements (unaudited)	8-34
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4T. Evaluation of Disclosure Controls and Procedures	42

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	42
Item 1A. Risk Factors – Not Applicable	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. [Reserved]	43
Item 5. Other Information	43
Item 6. Exhibits	44

SIGNATURES	45

EXHIBIT INDEX	46

PART I ..  FINANCIAL INFORMATION

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS

Cash	$64,699	$295,418

Total Current Assets	64,699	295,418

EQUIPMENT, net	3,306	2,400

TOTAL ASSETS	$68,005	$297,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$162,784	$117,967
Derivative liability	3,027,055	2,824,603

Total Current Liabilities	3,189,839	2,942,570

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares authorized 2,312 and 2,262 shares issued and outstanding, respectively	231	226
Common stock; $0.001 par value, 45,000,000 shares authorized; 11,740,000 and 11,340,000 shares issued and outstanding, respectively	11,741	11,341
Additional paid-in capital	650,535	340,831
Deficit accumulated during the development stage	(3,784,341)	(2,997,150)

Total Stockholders' Deficit	(3,121,834)	(2,644,752)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,005	$297,818

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Operations
(A Development Stage Company)
(Unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)	(Restated)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	74,186	180,958	126,329	260,639	1,052,402
Consulting expense	340,000	-	340,000	-	422,263
Financing expense	-	-	-	-	1,063,401
Research and development, net	162,773	106,442	224,086	185,257	923,051
Total Operating Expenses	576,959	287,400	690,415	445,896	3,461,117

OPERATING LOSS	(576,959)	(287,400)	(690,415)	(445,896)	(3,461,117)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(42,330)	17,692	(137,560)	(115,580)	(340,786)
Grant income	-	-	40,784	-	81,557
Interest expense	-	-	-	-	(63,995)
Total Other Income (Expense)	(42,330)	17,692	(96,776)	(115,580)	(323,224)

NET LOSS BEFORE INCOME TAXES	(619,289)	(269,708)	(787,191)	(561,476)	(3,784,341)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(619,289)	$(269,708)	$(787,191)	$(561,476)	$(3,784,341)
BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.02)	$(0.07)	$(0.05)
WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,405,934	11,340,000	11,373,149	11,340,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Stockholders' Equity (Deficit)
(A Development Stage Company)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, May 15, 2006	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for
cash at $0.001 per share	-	-	10,000,000	10,000	-	-	10,000
Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000

Common stock issued for bridge debt
at $0.85 per share	-	-	257,500	258	218,617	-	218,875
Net loss for the year
ended December 31, 2007	-	-	-	-	-	(526,833)	(526,833)

Balance, December 31, 2007	-	-	10,257,500	10,258	218,617	(526,833)	(297,958)

Preferred stock issued for bridge debt
at $1,000 per share	890	89	-	-	889,786	-	889,875
Preferred stock issued for cash
at $1,000 per share	562	56	-	-	561,944	-	562,000
Common stock issued for bridge debt
at $0.85 per share	-	-	1,082,500	1,083	919,043	-	920,126
Stock offering costs	-	-	-	-	(270,948)	-	(270,948)
Net loss for the year
ended December 31, 2008	-	-	-	-	-	(1,695,766)	(1,695,766)

Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Stockholders' Equity (Deficit)
(A Development Stage Company)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329

Cumulative effect of adoption of ASC 815	-	-	-	-	(1,632,825)	(43,808)	(1,676,633)

Preferred stock issued for cash
at $1,000 per share	810	81	-	-	(178,632)	-	(178,551)

Stock offering cost	-	-	-	-	(166,154)	-	(166,154)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(730,743)	(730,743)

Balance, December 31, 2009 (restated)	2,262	226	11,340,000	11,341	340,831	(2,997,150)	(2,644,752)

Preferred stock issued for cash
at $1,000 per share	50	5	-	-	(14,896)	-	(14,891)

Stock offering costs	-	-	-	-	(15,000)	-	(15,000)

Common stock issued for services	-	-	400,000	400	339,600	-	340,000

Net loss for the six months ended
June 30, 2010	-	-	-	-	-	(787,191)	(787,191)

Balance, June 30, 2010 (unaudited)	2,312	$231	11,740,000	$11,741	$650,535	$(3,784,341)	$(3,121,834)

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

			From Inception
			on May 15, 2006
	For the Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
		(Restated)	(Restated)
OPERATING ACTIVITIES
Net loss	$(787,191)	$(561,476)	$(3,784,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	340,000	-	340,000
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	484	400	2,084
Change in derivative liability	137,560	115,580	340,786
Changes in operating assets and liabilities
Accounts payable and accrued expenses	44,818	90,273	162,786

Net Cash Used in Operating Activities	(264,329)	(355,223)	(1,799,684)

INVESTING ACTIVITIES
Purchase of equipment	(1,390)	-	(5,390)

Net Cash Used in Investing Activities	(1,390)	-	(5,390)

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	889,875
Stock offering costs paid	(15,000)	(127,554)	(452,102)
Preferred stock issued for cash	50,000	560,000	1,422,000
Common stock issued for cash	-	-	10,000

Net Cash Provided by Financing Activities	35,000	432,446	1,869,773

NET INCREASE (DECREASE) IN CASH	(230,719)	77,223	64,699
CASH AT BEGINNING OF PERIOD	295,418	181,128	-
CASH AT END OF PERIOD	$64,699	$258,351	$64,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$-	$-	$1,676,633

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Derivative Financial Instruments
The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including preferred stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 4 – ACCRUED LIABILITIES

Pursuant to the applicable Codification literature, the Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in fiscal years 2008 and 2009. The Company was required to file a registration statement by January 27, 2009.  The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date.  During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC.  Each holder is entitled to $47.32 per share owned.  The Company has resolved to pay the liquidated damages in shares of Common Stock valued at $1.00 per share, pursuant to the terms and provisions of the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.

NOTE 5 – WARRANTS

A summary of the status of the Company's warrants as of June 30, 2010 and changes during the periods ended June 30, 2010 and December 31, 2009 and 2008 are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/2008	1,259,639	1.27	1,599,742	11/25/2013
11/25/2008	530,314	0.85	450,767	11/25/2013
11/26/2008	449,220	1.27	570,509	11/25/2013
Outstanding at 12/31/2008	2,239,173		2,621,018
3/5/2009	347,215	1.27	440,963	3/5/2014
3/5/2009	104,165	0.85	88,540	3/5/2014
4/1/2009	17,655	1.27	22,422	4/1/2014
4/1/2009	5,296	0.85	4,4502	4/1/2014
6/17/2009	235,400	1.27	298,958	*
6/17/2009	70,620	0.85	60,027	*
7/23/2009	58,850	1.27	74,740	*
7/23/2009	35,310	0.85	30,014	*
8/20/2009	58,850	1.27	74,740	*
9/9/2009	235,400	1.27	298,958	*
9/9/2009	70,620	0.85	60,027	*
Outstanding at 12/31/2009	3,478,527		4,074,909
2/11/2010	29,425	1.27	37,370	*
2/11/2010	17,655	0.85	15,007	*
5/21/2010	29,425	1.27	37,370	*
5/21/2010	17,655	0.85	15,007	*
Outstanding at 6/30/2010	3,572,687		4,179,663

* Fifth anniversary date of the next registration statement to be filed.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 5 – WARRANTS - CONTINUED

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27 or $0.85; risk free rate 0.90% to 2.16%, depending on date of issuance; 5 year term; and volatility of 104% to 115%, depending on date of issuance.

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its preferred stock and associated warrants to purchase common stock. On January 1, 2009, the Company adopted new guidance which determines whether an instrument is indexed to an entity’s own stock. As a result, the Company’s preferred stock and some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as these warrants contain exercise price reset features and are no longer deemed to be indexed to the Company’s stock. Therefore, on January 1, 2009, 3,572,714 outstanding warrants of the Company containing exercise price reset provisions, classified in equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these derivative liabilities of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the six months ended June 30, 2010 and 2009 of $(137,560) and $(115,580), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability was calculated using a lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The embedded derivatives that were analyzed and incorporated into the model included the conversion feature with the full ratchet reset, and the redemption options.

The Series A Preferred Derivatives were valued using the following assumptions:
•	The Company was 12 months from being publicly traded and the Company/Holder would convert the Preferred Stock based on 200% of the adjusted conversion price;
•	The Preferred maturity date used was 5 years following the Company being publicly traded (rolling 6 years from the Valuation Date);
•	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;
•	The projected volatility curve was based on the average of 17 comparable biotech companies historical volatility:
•	The Holder would automatically convert at a stock price of $1.70 if the Company was not in default;
•	The Holder would convert on a quarterly basis in equal amounts to maturity if in the money; and
•	Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market.

The warrants were valued at issuance and marked to market quarterly for the period 2009 through June 2010. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:
•	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;
•	The projected volatility curve was based on the average of comparable companies as provided in the Preferred assumptions above;
•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;
•
The Holder would exercise the warrant at target prices starting at $1.58 for the Investor Warrants and $1.40 for the Placement Agent Warrants, and lowering such target as the warrants approached maturity.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

•	The Holder would automatically convert all of the shares at a stock price of $1.58 for the Investor Warrants and $1.40 for the Placement Agent Warrants;
•	The Holder would convert on a quarterly basis in amounts not to exceed the average quarters trading volume based on historical performance, assuming the volume would increase by 5% each quarter; and
•
Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market for the Placement Agent Warrants and for the Investor Warrants the reset would be 150% of the Preferred.

The Company determined the fair value of the preferred stock to be $1,796,759 and $1,642,409 and the fair value of the warrants to be $1,230,296 and $1,182,194 at June 30, 2010 and December 31, 2009, respectively.

The following shows the changes in the level three liability measured on a recurring basis for the six months ended June 30, 2010:

Balance, January 1, 2010	$2,824,603
Derivative loss	202,452
Balance, June 30, 2010	$3,027,055

NOTE 7 – CAPITAL STOCK

On February 11, 2010, the Company issued 25 shares of its $0.10 par value convertible preferred stock for cash at $1,000 per share.

Attached to the 25 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 29,425 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

As part of this issuance, the Company issued 17,655 warrants to the placement agent in accordance with the placement agency agreements.  These warrants give the holder rights to purchase 17,655 shares of the Company’s common stock at strike price of $0.85 per share for a five year period.

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27 or $0.85; risk free rate 0.91%; 5 year term; and volatility of 104%.  The Company attributed $10,384 of the total $24,997 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

On May 21, 2010, the Company issued 25 shares of its $0.10 par value convertible preferred stock for cash at $1,000 per share.

Attached to the 25 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 29,425 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

As part of this issuance, the Company issued 17,655 warrants to the placement agent in accordance with the placement agency agreements.  These warrants give the holder rights to purchase 17,655 shares of the Company’s common stock at strike price of $0.85 per share for a five year period.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 7 – CAPITAL STOCK (CONTINUED)

The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27 or $0.85; risk free rate 2.16%; 5 year term; and volatility of 106%.  The Company attributed $10,526 of the total $24,997 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

On June 16, 2010 the Company issued 400,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the market price of $0.85 per share and the Company recognized $340,000 in consulting expense.

NOTE 8 – SUBSEQUENT EVENTS

Pursuant to the terms of a Letter Agreement dated July 12, 2010, Jack Levine was granted options to purchase 100,000 shares of common stock at $0.85 per share upon his joining the Board of Directors.  The option vests in three equal installments on each of the first three anniversary dates of the date of grant and is exercisable for ten (10) years from the date of grant.  He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS

On or about August 2, 2010, the Company determined that it had improperly classified its preferred stock and related warrants as permanent equity when, due to certain provisions of the preferred stock and warrants, these instruments should have been classified as derivative liabilities under ASC 815.  The error resulted in an overstatement of the Company’s additional paid-in capital account, an understatement of its current liabilities, and an overstatement of the Company’s net income.  Under ASC 815, derivative instruments are to be revalued at each reporting period with any change in the fair value of the instruments being recorded in the Company’s income statement.  The cumulative effect of the error through June 30, 2010 is a $340,786 reduction to the Company’s net income, a $3,027,055 increase in current liabilities, and a $2,686,269 decrease in additional paid-in capital.  Below are tables detailing the effect of the error on the Company’s previously filed financial statements for the year end December 31, 2009 and for all reporting periods from March 31, 2009 through March 31, 2010.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

MARCH 31, 2010

Balance Sheet
	March 31, 2010
	Restated	Adjustments	As Filed
ASSETS
Cash	$263,408	$-	$263,408
Equipment, net	2,200	-	2,200
TOTAL ASSETS	$265,608	$-	$265,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$141,179	$-	$141,179
Derivative liability - preferred stock	1,745,320	(1,745,320)	-
Derivative liability - warrants	1,206,756	(1,206,756)	-
TOTAL LIABILITIES	3,093,255	(2,952,076)	141,179

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	229	-	229
Common stock	11,341	-	11,341
Additional paid-in capital	325,834	2,653,620	2,979,454
Deficit accumulated during the development stage	(3,165,051)	298,456	(2,866,595)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,827,647)	2,952,076	124,429
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$265,608	$-	$265,608

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

Statement of Operations
	For the Three Months Ended
	March 31, 2010
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	113,456	-	113,456
OPERATING LOSS	(113,456)	-	(113,456)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(95,230)	(95,230)	-
Grant income	40,784	-	40,784
Interest expense	-	-	-
Total Other Income (Expense)	(54,446)	(95,230)	40,784

NET LOSS BEFORE INCOME TAXES	(167,902)	(95,230)	(72,672)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(167,902)	$(95,230)	$(72,672)
BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)
BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

	From Inception on May 15, 2006 through
	March 31, 2010
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	2,884,157	-	2,884,157
OPERATING LOSS	(2,884,157)	-	(2,884,157)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(298,456)	(298,456)	-
Grant income	81,557	-	81,557
Interest expense	(63,995)	-	(63,995)
Total Other Income (Expense)	(280,894)	(298,456)	17,562

NET LOSS BEFORE INCOME TAXES	(3,165,051)	(298,456)	(2,866,595)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(3,165,051)	$(298,456)	$(2,866,595)

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

Statement of Cash Flows
	For the Three Months Ended
	March 31, 2010
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(167,902)	$(95,230)	$(72,672)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	-	-	-
Depreciation expense	200	-	200
Change in derivative liability	95,230	95,230	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	23,212	-	23,212

Net Cash Used in Operating Activities	(49,260)	-	(49,260)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	-
Stock offering costs paid	(7,750)	-	(7,750)
Preferred stock issued for cash	25,000	-	25,000
Common stock issued for cash	-	-	-

Net Cash Provided by Financing Activities	17,250	-	17,250

NET INCREASE (DECREASE) IN CASH	(32,010)	-	(32,010)
CASH AT BEGINNING OF PERIOD	295,418	-	295,418
CASH AT END OF PERIOD	$263,408	$-	$263,408

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

Statement of Cash Flows
	From Inception on May 15, 2006 through
	March 31, 2010
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(3,165,051)	$(298,456)	$(2,866,595)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	1,139,001	-	1,139,001
Depreciation expense	1,800	-	1,800
Change in derivative liability	298,456	298,456	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	141,179	-	141,179

Net Cash Used in Operating Activities	(1,584,615)	-	(1,584,615)

INVESTING ACTIVITIES
Purchase of equipment	(4,000)	-	(4,000)

Net Cash Used in Investing Activities	(4,000)	-	(4,000)

FINANCING ACTIVITIES
Proceeds from notes payable	889,875	-	889,875
Stock offering costs paid	(444,852)	-	(444,852)
Preferred stock issued for cash	1,397,000	-	1,397,000
Common stock issued for cash	10,000	-	10,000

Net Cash Provided by Financing Activities	1,852,023	-	1,852,023

NET INCREASE (DECREASE) IN CASH	263,408	-	263,408
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$263,408	$-	$263,408

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Balance Sheet

	December 31, 2009
	Restated	Adjustments	As Filed
ASSETS
Cash	$295,418	$-	$295,418
Equipment, net	2,400	-	2,400

TOTAL ASSETS	$297,818	$-	$297,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$117,967	$-	$117,967
Derivative liability - preferred stock	1,642,409	(1,642,409)	-
Derivative liability - warrants	1,182,194	(1,182,194)	-

TOTAL LIABILITIES	2,942,570	(2,824,603)	117,967

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	226	-	226
Common stock	11,341	-	11,341
Additional paid-in capital	340,831	2,621,376	2,962,207
Deficit accumulated during the development stage	(2,997,150)	203,227	(2,793,923)

TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(2,644,752)	2,824,603	179,851
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$297,818	$-	$297,818

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Statement of Operations
	For the Year ended
	December 31, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	612,097	-	612,097
OPERATING LOSS	(612,097)	-	(612,097)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(159,418)	(159,418)	-
Grant income	40,773	-	40,773
Interest expense	-	-	-
Total Other Income (Expense)	(118,645)	(159,418)	40,773

NET LOSS BEFORE INCOME TAXES	(730,742)	(159,418)	(571,324)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(730,742)	$(159,418)	$(571,324)

BASIC LOSS PER SHARE	$(0.06)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

	From Inception on May 15, 2006 through
	December 31, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	2,770,701	-	2,770,701
OPERATING LOSS	(2,770,644)	-	(2,770,644)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(203,226)	(203,227)	-
Grant income	40,773	-	40,773
Interest expense	(63,995)	-	(63,995)
Total Other Income (Expense)	(226,448)	(203,227)	(23,222)

NET LOSS BEFORE INCOME TAXES	(2,997,150)	(203,227)	(2,793,923)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(2,997,150)	$(203,227)	$(2,793,923)

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Statement of Cash Flows

	For the Year Ended
	December 31, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(730,742)	$(159,418)	$(571,324)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	-	-	-
Depreciation expense	800	-	800
Change in derivative liability	159,418	159,418	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	40,968	-	40,968

Net Cash Used in Operating Activities	(529,556)	-	(529,556)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	-
Stock offering costs paid	(166,154)	-	(166,154)
Preferred stock issued for cash	810,000	-	810,000
Common stock issued for cash	-	-	-

Net Cash Provided by Financing Activities	643,846	-	643,846

NET INCREASE (DECREASE) IN CASH	114,290	-	114,290
CASH AT BEGINNING OF PERIOD	181,128	-	181,128
CASH AT END OF PERIOD	$295,418	$-	$295,418

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009

Statement of Cash Flows

	From Inception on May 15, 2006 through
	December 31, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(2,997,150)	$(203,169)	$(2,793,923)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	1,139,001	-	1,139,001
Depreciation expense	1,600	-	1,600
Change in derivative liability	203,226	203,226	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	117,967	-	117,967

Net Cash Used in Operating Activities	(1,535,356)	-	(1,535,356)

INVESTING ACTIVITIES
Purchase of equipment	(4,000)	-	(4,000)

Net Cash Used in Investing Activities	(4,000)	-	(4,000)

FINANCING ACTIVITIES
Proceeds from notes payable	889,875	-	889,875
Stock offering costs paid	(437,101)	-	(437,101)
Preferred stock issued for cash	1,372,000	-	1,372,000
Common stock issued for cash	10,000	-	10,000

Net Cash Provided by Financing Activities	1,834,773	-	1,834,773

NET INCREASE (DECREASE) IN CASH	295,418	-	295,418
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$295,418	$-	$295,418

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

Balance Sheet

	September 30, 2009
	Restated	Adjustments	As Filed
ASSETS
Cash	$402,983	$-	$402,983
Equipment, net	2,600	-	2,600

TOTAL ASSETS	$405,583	$-	$405,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$165,272	$-	$165,272
Derivative liability - preferred stock	1,693,941	(1,693,941)	-
Derivative liability - warrants	1,173,998	(1,173,998)	-

TOTAL LIABILITIES	3,033,211	(2,867,939)	165,272

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	226	-	226
Common stock	11,341	-	11,341
Additional paid-in capital	340,830	2,402,719	2,743,549
Deficit accumulated during the development stage	(2,980,025)	465,220	(2,514,805)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,627,628)	2,867,939	240,311
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$405,583	$-	$405,583

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

Statement of Operations
	For the Three Months Ended
	September 30, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	64,968	-	64,968
OPERATING LOSS	(64,968)	-	(64,968)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(87,174)	(87,174)	-
Grant income	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	(87,174)	(87,174)	-

NET LOSS BEFORE INCOME TAXES	(152,142)	(87,174)	(64,968)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(152,142)	$(87,174)	$(64,968)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

	For the Nine Months Ended
	September 30, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	510,864	-	510,864
OPERATING LOSS	(510,864)	-	(510,864)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(202,754)	(202,754)	-
Grant income	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	(202,754)	(202,754)	-

NET LOSS BEFORE INCOME TAXES	(713,618)	(202,754)	(510,864)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(713,618)	$(202,754)	$(510,864)

BASIC LOSS PER SHARE	$(0.06)	$(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

Statement of Operations
	From Inception on May 15, 2006 through
	September 30, 2009
	Restated	Adjustments	As Filed

REVENUES	$-	$-	$-
OPERATING EXPENSES	2,369,336	-	2,369,336
OPERATING LOSS	(2,369,336)	-	(2,369,336)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(246,562)	(246,562)	-
Grant income	-	-	-
Interest expense	(68,462)	-	(68,462)

Total Other Income (Expense)	(315,024)	(246,562)	(68,462)

NET LOSS BEFORE INCOME TAXES	(2,684,360)	(246,562)	(2,437,798)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(2,684,360)	$(246,562)	$(2,437,798)

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

Statement of Cash Flows

	For the Nine Months Ended
	September 30, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(713,618)	$(202,754)	$(510,864)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	-	-	-
Depreciation expense	600	-	600
Change in derivative liability	202,754	202,754	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	88,273	-	88,273

Net Cash Used in Operating Activities	(421,991)	-	(421,991)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	-
Stock offering costs paid	(166,154)	-	(166,154)
Preferred stock issued for cash	810,000	-	810,000
Common stock issued for cash	-	-	-

Net Cash Provided by Financing Activities	643,846	-	643,846

NET INCREASE (DECREASE) IN CASH	221,855	-	221,855
CASH AT BEGINNING OF PERIOD	181,128	-	181,128
CASH AT END OF PERIOD	$402,983	$-	$402,983

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

Statement of Cash Flows

	From Inception on May 15, 2006 through
	September 30, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(2,684,360)	$(246,562)	$(2,437,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	908,858	-	908,858
Depreciation expense	1,400	-	1,400
Change in derivative liability	246,562	246,562	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	130,649	-	130,649

Net Cash Used in Operating Activities	(1,396,891)	-	(1,396,891)

INVESTING ACTIVITIES
Purchase of equipment	(4,000)	-	(4,000)

Net Cash Used in Investing Activities	(4,000)	-	(4,000)

FINANCING ACTIVITIES
Proceeds from notes payable	847,500	-	847,500
Stock offering costs paid	(475,626)	-	(475,626)
Preferred stock issued for cash	1,422,000	-	1,422,000
Common stock issued for cash	10,000	-	10,000

Net Cash Provided by Financing Activities	1,803,874	-	1,803,874

NET INCREASE (DECREASE) IN CASH	402,983	-	402,983
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$402,983	$-	$402,983

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

Balance Sheet

	June 30, 2009
	Restated	Adjustments	As Filed
ASSETS
Cash	$258,351	$-	$258,351
Equipment, net	2,800	-	2,800

TOTAL ASSETS	$261,151	$-	$261,151

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$167,272	$-	$167,272
Derivative liability - preferred stock	1,402,448	(1,402,448)	-
Derivative liability - warrants	1,012,471	(1,012,471)	-

TOTAL LIABILITIES	2,582,191	(2,414,919)	167,272

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	196	-	196
Common stock	11,341	-	11,341
Additional paid-in capital	495,306	2,036,888	2,532,194
Deficit accumulated during the development stage	(2,827,883)	378,031	(2,449,852)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,321,040)	2,414,919	93,879
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$261,151	$-	$261,151

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

Statement of Operations
	For the Three Months Ended
	June 30, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	287,400	-	287,400
OPERATING LOSS	(287,400)	-	(287,400)

OTHER INCOME (EXPENSE)
Gain on derivative liability	17,692	17,692	-
Grant income	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	17,692	17,692	-

NET LOSS BEFORE INCOME TAXES	(269,708)	17,692	(287,400)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(269,708)	$17,692	$(287,400)

BASIC LOSS PER SHARE	$(0.02)	$0.00	$(0.03)
WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

	For the Six Months Ended
	June 30, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	445,896	-	445,896
OPERATING LOSS	(445,896)	-	(445,896)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(115,580)	(115,580)	-
Grant income	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	(115,580)	(115,580)	-

NET LOSS BEFORE INCOME TAXES	(561,476)	(115,580)	(445,896)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(561,476)	$(115,580)	$(445,896)

BASIC LOSS PER SHARE	$(0.05)	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

Statement of Operations
	From Inception on May 15, 2006 through
	June 30, 2009
	Restated	Adjustments	As Filed

REVENUES	$-	$-	$-
OPERATING EXPENSES	2,340,368	-	2,304,368
OPERATING LOSS	(2,340,368)	-	(2,304,368)

OTHER INCOME (EXPENSE)
Loss on derivative liability	(159,388)	(159,388)	-
Grant income	-	-	-
Interest expense	(68,462)	-	(68,462)

Total Other Income (Expense)	(227,850)	(159,388)	(68,462)

NET LOSS BEFORE INCOME TAXES	(2,568,218)	(159,388)	(2,372,830)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(2,568,218)	$(159,388)	$(2,372,830)

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

Statement of Cash Flows
	For the Six Months Ended
	June 30, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(561,476)	$(115,580)	$(445,896)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	-	-	-
Depreciation expense	400	-	400
Change in derivative liability	115,580	115,580	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	90,273	-	90,273

Net Cash Used in Operating Activities	(355,223)	-	(355,223)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	-
Stock offering costs paid	(127,554)	-	(127,554)
Preferred stock issued for cash	560,000	-	560,000
Common stock issued for cash	-	-	-

Net Cash Provided by Financing Activities	432,446	-	432,446

NET INCREASE (DECREASE) IN CASH	77,223	-	77,223
CASH AT BEGINNING OF PERIOD	181,128	-	181,128
CASH AT END OF PERIOD	$258,351	$-	$258,351

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

Statement of Cash Flows
	From Inception on May 15, 2006 through
	June 30, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(2,568,218)	$(159,388)	$(2,372,830)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	908,858	-	908,858
Depreciation expense	1,200	-	1,200
Change in derivative liability	159,388	159,388	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	132,649	-	132,649

Net Cash Used in Operating Activities	(1,330,123)	-	(1,330,123)

INVESTING ACTIVITIES
Purchase of equipment	(4,000)	-	(4,000)

Net Cash Used in Investing Activities	(4,000)	-	(4,000)

FINANCING ACTIVITIES
Proceeds from notes payable	847,500	-	847,500
Stock offering costs paid	(437,026)	-	(437,026)
Preferred stock issued for cash	1,172,000	-	1,172,000
Common stock issued for cash	10,000	-	10,000

Net Cash Provided by Financing Activities	1,592,474	-	1,592,474

NET INCREASE (DECREASE) IN CASH	258,351	-	258,351
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$258,351	$-	$258,351

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

Balance Sheet

	March 31, 2009
	Restated	Adjustments	As Filed
ASSETS
Cash	$272,428	$-	$272,428
Equipment, net	3,000	-	3,000

TOTAL ASSETS	$275,428	$-	$275,428

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$76,999	$-	$76,999
Derivative liability - preferred stock	1,263,688	(1,263,688)	-
Derivative liability - warrants	908,699	(908,699)	-

TOTAL LIABILITIES	2,249,386	(2,172,387)	76,999

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	175	-	175
Common stock	11,341	-	11,341
Additional paid-in capital	571,801	2,732,772	3,304,573
Deficit accumulated during the development stage	(2,557,275)	(560,385)	(3,117,660)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(1,973,958)	2,172,387	198,429
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$275,428	$-	$275,428

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

Statement of Operations
	For the Three Months Ended
	March 31, 2009
	Restated	Adjustments	As Filed

REVENUES	$-	$-	$-
OPERATING EXPENSES	314,572	-	314,572
OPERATING LOSS	(314,572)	-	(314,572)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(133,272)	(133,272)	-
Grant income	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	(133,272)	(133,272)	-

NET LOSS BEFORE INCOME TAXES	(447,844)	(133,272)	(314,572)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(447,844)	$(133,272)	$(314,572)

BASIC LOSS PER SHARE	$(0.04)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

	From Inception on May 15, 2006 through
	March 31, 2009
	Restated	Adjustments	As Filed

REVENUES	$-	$-	$-
OPERATING EXPENSES	2,972,228	-	2,972,228
OPERATING LOSS	(2,972,228)	-	(2,972,228)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(177,080)	(177,080)	-
Grant income	-	-	-
Interest expense	(68,462)	-	(68,462)
Total Other Income (Expense)	(245,542)	(177,080)	(68,462)

NET LOSS BEFORE INCOME TAXES	(3,217,770)	(177,080)	(3,040,690)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(3,217,770)	$(177,080)	$(3,040,690)

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

Statement of Cash Flows
	For the Three Months Ended
	March 31, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(447,844)	$(133,272)	$(314,572)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	156,976	-	156,976
Depreciation expense	200	-	200
Change in derivative liability	133,272	133,272	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	-	-	-

Net Cash Used in Operating Activities	(157,396)	-	(157,396)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	-
Stock offering costs paid	(46,304)	-	(46,304)
Preferred stock issued for cash	295,000	-	295,000
Common stock issued for cash	-	-	-

Net Cash Provided by Financing Activities	248,696	-	248,696

NET INCREASE (DECREASE) IN CASH	91,300	-	91,300
CASH AT BEGINNING OF PERIOD	181,128	-	181,128
CASH AT END OF PERIOD	$272,428	$-	$272,428

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

Statement of Cash Flows

	From Inception on May 15, 2006 through
	March 31, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(3,217,770)	$(177,080)	$(3,040,690)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	1,865,018	-	1,865,018
Depreciation expense	1,000	-	1,000
Change in derivative liability	177,080	177,080	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	42,376	-	42,376

Net Cash Used in Operating Activities	(1,132,296)	-	(1,132,296)

INVESTING ACTIVITIES
Purchase of equipment	(4,000)	-	(4,000)

Net Cash Used in Investing Activities	(4,000)	-	(4,000)

FINANCING ACTIVITIES
Proceeds from notes payable	847,500	-	847,500
Stock offering costs paid	(355,776)	-	(355,776)
Preferred stock issued for cash	907,000	-	907,000
Common stock issued for cash	10,000	-	10,000

Net Cash Provided by Financing Activities	1,408,724	-	1,408,724

NET INCREASE (DECREASE) IN CASH	272,428	-	272,428
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$272,428	$-	$272,428

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

Liquidity and Capital Resources

June 30, 2010 as Compared With December 31, 2009

As of June 30, 2010 and December 31, 2009, the Company had $64,699 and $295,418, respectively, of cash on hand.  The Company’s working capital deficit increased from $(2,647,152) at December 31, 2009 to a deficit of $(3,125,140), as of June 30, 2010 as a result of a decrease in cash resulting from a loss from operations and an increase in derivative liability for prefered stock and warrants.  SignPath had a deficit accumulated during the development stage of $3,784,341, as of June 30, 2010.

Since January 1, 2010 (the “2010 Private Placement”), SignPath sold 50 Units consisting of the same securities sold in the 2008 and 2009 Private Placement.  The Company received gross proceeds of $50,000 and incurred stock offering costs of $8,000 related to this offering.

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

Cash used in operating activities during the six months ended June 30, 2010 (“Fiscal 2010”) was $(264,329) compared to cash used of $(355,223) during the comparable period in 2009 (“Fiscal 2009”).  This resulted from a net loss of $(787,191) in Fiscal 2010, offset by adjustments for non cash expenses of $340,000 for stock issued for services and $137,560 related to changes in the carrying value of derivative liabilities along with an increase in accounts payable and accrued expenses of $44,818.  This is compared to a loss of $(561,476) during Fiscal 2009 what was offset by adjustments for non cash expenses of $115,580 related to changes in the carrying value of derivative liabilities along with an increase in accounts payable and accrued expenses of $90,273.

The Company had net cash provided by financing activities of $35,000 in Fiscal 2010 as a result of the $50,000 received in the 2010 Private Placement described above, reduced by $15,000 of offering costs.  During the Fiscal 2009, the Company had $432,446 of net cash provided by financing activities as a result of the $560,000 received from the 2009 Private Placement of Preferred Stock less the stock offering costs of $127,554.

As a result of the foregoing, the Company’s cash decreased by $230,719 during Fiscal 2010 from $295,418 to $64,699.

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern.  The Company has had no revenues and has generated losses from operation.  As set forth in Note 1 to the audited Financial Statements, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Changes in Results of Operations

Three months ended June 30, 2010, as compared with Three months ended June 30, 2009

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the three months ended June 30, 2010 (the “2010 Period”) increased to $576,959, as compared with $287,400 during the three months ended June 30, 2009 (the “2009 Period”) primarily as a result of $340,000 of consulting expenses related to Common Stock issuances.  General and administrative expenses decreased to $74,186 in the 2010 Period from $180,958 in the 2009 Period primarily as a result of a reduction in payroll expenses.

The Company paid $10,000 in licensing fees in the 2010 Period as compared with $40,000 of license fees in the 2009 Period.

The Company incurred a total of $(42,330) in other income and expenses during the 2010 period as compared to $17,692 in 2009.  This consisted of a loss related to the change in fair value of the Company’s preferred stock and warrant derivative liabilities.

As a result of the foregoing, the Company had a net loss of $(619,289) in the 2010 Period as compared to a net loss of $(269,708) in the 2009 period.  This translates to a loss per share of $(0.05) in the 2010 Period compared to $(0.02) in the 2009 Period.

Six months ended June 30, 2010, as compared with six months ended June 30, 2009

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the six months ended June 30, 2010 (the “2010 Period”) increased to $690,415, as compared with $445,896 during the six months ended June 30, 2009 (the “2009 Period”) primarily as a result of $340,000 of consulting expenses related to Common Stock issuances.  General and administrative expenses decreased to $126,329 in the 2010 Period from $260,639 in the 2009 Period primarily as a result of a reduction in payroll expenses.

A research grant of approximately $80,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin passage across the blood brain barrier and focal distributions in mice/rate brains in collaboration with D.S. Chiou at the University of Western Ontario, Canada.  Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease and memory processing.  As of June 30, 2010, the Company has expended $81,857 to manufacture nanocucumin for this study and is funding animal studies with Dr. Chiou with the remaining funds.  This is reflected on the Company’s Statement of Operations as $40,784 of grant income during the 2010 Period.

The Company paid $10,600 in licensing fees in the 2010 Period as compared with $50,000 of license fees in the 2009 Period.

The Company paid an aggregate of $224,086 in research and development fees in the 2010 Period as compared to $185,257 in the 2009 Period.  This included $19,370 to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Payments in the 2009 Period included $32,575 paid to Surmodics Pharmaceuticals, Inc. (f/n/a Brookwood Pharmaceuticals, Inc. (“Surmodics”) for polymer for the production of nanocurcumin under the Johns Hopkins University Agreement (the “JHU Agreement”) and for the production of clinical GMP grade curcumin under the UTMDACC agreement.

The Company also paid Topaz Technology, Inc. (“Topaz”) an aggregate of $8,000 during the 2009 Period to provide FDA/EMEA Compliance and validation audits relating to the synthetic curcumin manufacturing facility in India.

The amount paid for research and development in the 2010 Period consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies in the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During the 2009 Period, the Company paid UTMDACC for non-clinical and mouse pre-clinical pre-GLP studies of lipomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from curcumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier.  Sigma Aldrich Fine Chemicals (“SAFC”).

The Company incurred a total of $(96,776) in other income and expenses during the 2010 period as compared to $(115,580) in 2009.  This consisted of a loss related to the change in fair value of the Company’s preferred stock and warrant derivative liabilities.  This expense was offset by grant income of $40,784 received during the period.  This is compared to a derivative expense of $115,580 and no grant income in 2009.

As a result of the foregoing, the Company had a net loss of $(787,191) in the 2010 Period as compared to a net loss of $(561,476) in the 2009 period.  This translates to a loss per share of $(0.07) in the 2010 Period compared to $(0.05) in the 2009 Period.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including preferred stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards.  The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB codification regarding the required tax asset benefit computations for net operating losses carry forward.  The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB codification starndards, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.”

Plan of Operations

The Company's current focus is on the manufacture and preclinical development of its lead curcumin formulations (intravenous liposomal curcumin, oral and intravenous nanocurcumin) with a view toward filing two IND applications with the FDA. The Company's product candidates are still in the preclinical development phase.

The Company believes that a novel pharmaceutical preparation with enhanced absorption of the active compound with resistance to hepatic inactivation could potentially have greater clinical efficacy than the oral versions. The laboratory and oral administration studies by other researchers to date suggest that curcumin has high potency. The Company believes that an alternate route for administering this compound, such as the Company's parenteral (taken into the body other than through the digestive canal) formulation, could be more effective at lower dosages. SignPath intends to develop a parenteral liposomal formulation, and a nanoparticle formulation, nanocurcumin, to overcome the limitations of the oral form.

SignPath believes that the dual development and comparison of liposomal curcumin and nanocurcumin could expose potential differences in biological effects and distribution to different tissues. The Company intends to manufacture good manufacturing practice (GMP) grade of liposomal curcumin and nanocurcumin. Both formulations will require outsourcing production to one or more commercial facilities. Our initial goals are to obtain sufficient material for in vitro and animal analysis and to develop these formulations in order to submit INDs to the FDA. Determination of safety, dosage, and efficacy of these formulations in a quantifiable manner will permit us to pursue clinical registration trials for a variety of malignant diseases. Following submission of the INDs, the Company plans to initially run Phase I studies with both of the parenteral formulations in patients with treatment refractory malignant disease. Subsequently, if the Phase I trials are successful, the Company plans to seek FDA authorization to run Phase II trials in selected malignancies.

Liposomal curcumin: The Company has agreements with contract manufacturers for the manufacture, chemistry. and controls for supplies of the drugs to be tested. Liposomal curcumin is manufactured by our contract manufacturer, Polymun, Inc. Initial quantities of GMP grade liposomal curcumin to conduct preclinical studies to corroborate previously published data from other researchers were obtained from Sigma Aldrich Fine Chemicals ("SAFC") or from Sabinsa. Final production of liposmal curcumin GMP was completed at Polymun in Vienna, Austria during 2009. Using Iipocurc, anti-cancer activity without toxicity in human colon and pancreatic cancer xenograft models were published.  Following the determination of safety and the optimum dosage and schedule in the most sensitive of the three species, we will be able to estimate starting dosages for Phase I trials in humans. We plan to outsource corroborative studies of Iiposomal absorption, distribution, metabolism, and excretion (ADME), and pharmacokinetics in rats with the aim of estimating optimum dosage schedules, as well as dosage and safety in mice, rats and dogs to satisfy IND regulations to GLP laboratories in M.D. Anderson Cancer Center in Houston, Texas.

Nanocurcumin: The Company intends to obtain commercial volumes of purified curcumin from third party manufacturers, SAFC and/or Sabinsa, in quantities suitable to satisfy preclinical and clinical demands. The Company believes that the manufacture of Iiposomal curcumin and nanocurcumin can also be scaled up as necessary since these additional substances are readily available from commercial sources utilizing established production technologies. We plan to outsource nanocurcumin pre-clinical development to M.D. Anderson. We will continue non-clinical and preclinical analyses of nanocurcumin at the NCI Nanocharacterization Laboratory. The nanocurcumin program will be managed by M.D. Anderson through the filing of the Company's IND. However, we intend to develop direct injection nanocurc, a new clinical entity at Johns Hopkins Cancer Center for preventive therapy of inducted curcumin in situ in rats. Nanocurc, a parenteral formulation of nanocurcumin in human pancreatic cancer xenografts in nude mice has demonstrated anti-cancer effects. This formulation has activity against breast cancer-DCIS and passes the blood brain barrier. During late 2010, we intend to conduct a European Phase I dose funding in Parkinson's Disease for volunteers in collaboration with Polymun, Vienna, Austria. Upon completion, we will also continue studies of nanocurcumin, PLGA-nanocurcumin and lipsomal curcumin against L-DOPA induced dyskinesias in dogs. We will measure inhibiting effects of curcumin on disease progression in Parkinson's Disease patients at the University of Western Ontario, Canada. Contracts with these institutions will be initiated upon receipt of manufactured nanocurcumin.

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

As of June 30, 2010, we had cash and cash equivalents of $64,699.  Declines of interest rates over time will, however, reduce our interest income.

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties and does not have an audit committee.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period between April 1, 2010 and June 30, 2010, Registrant sold one unit (the “Units”), of its securities at a price of $1,000 per Unit or $25,000.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $25,000 and paid 10% sales commissions of $2,500 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to one accredited investor who was a customer of the placement agent and existing stockholder of the Company.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

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

Item 4.  Reserved.

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

Dated: August 23, 2010	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2010

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