Form 10-Q
period 2010-09-30
SignPath Pharma, Inc.
filed 2010-11-17
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes  ☐ No  The Registrant has not yet transitioned into this requirement.

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

As of November 16, 2010, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 11,740,000 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2010

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited) (restated)	3
Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (restated) and for the period from Inception on May 15, 2006 through September 30, 2010 (unaudited)	4
Condensed Statements of Stockholders’ Equity (Deficit) for the period from Inception on May 15, 2006 through September 30, 2010 (unaudited)	5
Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (restated) and for the period from Inception on May 15, 2006 through September 30, 2010 (unaudited)	7
Notes to Condensed Financial Statements (unaudited)	8 - 18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T. Evaluation of Disclosure Controls and Procedures	26

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 1A. Risk Factors – Not Applicable	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. (Removed and Reserved)	28
Item 5. Other Information	28
Item 6. Exhibits	28

SIGNATURES	29

EXHIBIT INDEX	30

PART I ..  FINANCIAL INFORMATION

Item 1.  Financial Statements:

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)

ASSETS

CURRENT ASSETS

Cash	$101,573	$295,418

Total Current Assets	101,573	295,418

EQUIPMENT, net	2,990	2,400

TOTAL ASSETS	$104,563	$297,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$365,459	$117,967
Derivative liability	3,822,919	2,824,603

Total Current Liabilities	4,188,378	2,942,570

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares Authorized 2,612 and 2,262 shares issued and outstanding, respectively	261	226
Common stock; $0.001 par value, 45,000,000 shares Authorized; 11,740,000 and 11,340,000 shares issued and outstanding, respectively	11,741	11,341
Additional paid-in capital	465,024	340,831
Deficit accumulated during the development stage	(4,560,841)	(2,997,150)

Total Stockholders' Deficit	(4,083,815)	(2,644,752)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,563	$297,818

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	92,443	41,345	218,772	301,984	1,144,845
Consulting expense	-	-	340,000	-	422,263
Financing expense	-	-	-	-	1,063,401
Research and development	342,097	23,623	566,183	208,880	1,265,148
Total Operating Expenses	434,540	64,968	1,124,955	510,864	3,895,657

OPERATING LOSS	(434,540)	(64,968)	(1,124,955)	(510,864)	(3,895,657)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(341,960)	(87,174)	(479,520)	(202,754)	(682,746)
Grant income	-	-	40,784	-	81,557
Interest expense	-	-	-	-	(63,995)
Total Other Income (Expense)	(341,960)	(87,174)	(438,736)	(202,754)	(665,184)

NET LOSS BEFORE INCOME TAXES	(776,500)	(152,142)	(1,563,691)	(713,618)	(4,560,841)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(776,500)	$(152,142)	$(1,563,691)	$(713,618)	$(4,560,841)
BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.01)	$(0.14)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,740,000	11,340,000	11,496,777	11,340,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, May 15, 2006	-	$-	-	$-	$-	$-	$-
Common stock issued to founders for cash at $0.001 per share	-	-	10,000,000	10,000	-	-	10,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-
Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000
Common stock issued for bridge debt at $0.85 per share	-	-	257,500	258	218,617	-	218,875
Net loss for the year ended December 31, 2007	-	-	-	-	-	(526,833)	(526,833)
Balance, December 31, 2007	-	-	10,257,500	10,258	218,617	(526,833)	(297,958)
Preferred stock issued for bridge debt at $1,000 per share	890	89	-	-	889,786	-	889,875
Preferred stock issued for cash at $1,000 per share	562	56	-	-	561,944	-	562,000
Common stock issued for bridge debt at $0.85 per share	-	-	1,082,500	1,083	919,043	-	920,126
Stock offering costs	-	-	-	-	(270,948)	-	(270,948)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,695,766)	(1,695,766)
Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329
Cumulative effect of adoption of ASC 815	-	-	-	-	(1,632,825)	(43,808)	(1,676,633)
Preferred stock issued for cash at $1,000 per share	810	81	-	-	(178,632)	-	(178,551)
Stock offering costs	-	-	-	-	(166,154)	-	(166,154)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(730,743)	(730,743)
Balance, December 31, 2009 (restated)	2,262	226	11,340,000	11,341	340,831	(2,997,150)	(2,644,752)
Preferred stock issued for cash at $1,000 per share (unaudited)	350	35	-	-	(168,831)	-	(168,796)
Stock offering costs (unaudited)	-	-	-	-	(79,944)	-	(79,944)
Common stock issued for services (unaudited)	-	-	400,000	400	339,600	-	340,000
Warrants issued for services (unaudited)	-	-	-	-	33,368	-	33,368
Net loss for the nine months ended September 30, 2010 (unaudited)	-	-	-	-	-	(1,563,691)	(1,563,691)
Balance, September 30, 2010 (unaudited)	2,612	$261	11,740,000	$11,741	$465,024	$(4,560,841)	$(4,083,815)

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on May 15, 2006
	For the Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
		(Restated)
OPERATING ACTIVITIES
Net loss	$(1,563,691)	$(713,618)	$(4,560,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	340,000	-	340,000
Amortization of options	33,368	-	33,368
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	800	600	2,400
Change in derivative liability, net of bifurcation	479,520	202,754	682,746
Changes in operating assets and liabilities
Accounts payable and accrued expenses	247,492	88,273	365,460
Net Cash Used in Operating Activities	(462,511)	(421,991)	(1,997,866)

INVESTING ACTIVITIES
Purchase of equipment	(1,390)	-	(5,390)
Net Cash Used in Investing Activities	(1,390)	-	(5,390)

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	889,875
Preferred stock issued for cash	350,000	810,000	1,722,000
Stock offering costs paid	(79,944)	(166,154)	(517,046)
Common stock issued for cash	-	-	10,000
Net Cash Provided by Financing Activities	270,056	643,846	2,104,829

NET INCREASE (DECREASE) IN CASH	(193,845)	221,855	101,573
CASH AT BEGINNING OF PERIOD	295,418	181,128	-
CASH AT END OF PERIOD	$101,573	$402,983	$101,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	518,796	-	3,140,173

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 4 – ACCRUED LIABILITIES

Pursuant to the applicable Codification literature, the Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in fiscal years 2008 and 2009, the Company was required to file a registration statement by January 27, 2009.  The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date.  During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC.  Each holder is entitled to $47.32 per share owned.  The Company has resolved to pay the liquidated damages in shares of Common Stock valued at $1.00 per share, pursuant to the terms and provisions of the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock.

NOTE 5 – WARRANTS

A summary of the status of the Company's warrants as of September 30, 2010 and changes during the periods ended September 30, 2010 and December 31, 2009 and 2008 are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/2008	1,259,639	1.27	$1,599,742	8/10/14
11/25/2008	530,314	0.85	450,767	8/10/14
11/26/2008	449,220	1.27	570,509	8/10/14
Outstanding
at 12/31/2008	2,239,173		2,621,018
3/5/2009	347,215	1.27	440,963	8/10/14
3/5/2009	104,165	0.85	88,540	8/10/14
4/1/2009	17,655	1.27	22,422	8/10/14
4/1/2009	5,296	0.85	44,502	8/10/14
6/17/2009	235,400	1.27	298,958	8/10/14
6/17/2009	70,620	0.85	60,027	8/10/14
7/23/2009	58,850	1.27	74,740	8/10/14
7/23/2009	35,310	0.85	30,014	8/10/14
8/20/2009	58,850	1.27	74,740	10/14/15
9/9/2009	235,400	1.27	298,958	10/14/15
9/9/2009	70,620	0.85	60,027	10/14/15
Outstanding
at 12/31/2009	3,478,554		4,119,909
2/11/2010	29,425	1.27	37,370	10/14/15
2/11/2010	17,655	0.85	15,007	10/14/15
5/21/2010	29,425	1.27	37,370	10/14/15
5/21/2010	17,655	0.85	15,007	10/14/15
8/10/2010	88,275	1.27	112,109	10/14/15
8/10/2010	52,965	0.85	45,020	10/14/15
9/15/2010	264,825	1.27	336,328	10/14/15
9/15/2010	52,965	0.85	45,020	10/14/15
9/24/2010	105,930	0.85	90,041	10/14/15
Outstanding at 9/30/2010	4,137,647		$4,848,181

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 5 – WARRANTS (CONTINUED)

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 0.90% to 2.16%, depending on date of issuance; 5 year term; and volatility of 160% to 377%, depending on date of issuance.

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its preferred stock and associated warrants to purchase common stock. On January 1, 2009, the Company adopted new guidance which determines whether an instrument is indexed to an entity’s own stock. As a result, some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as these warrants contain exercise price reset features and are no longer deemed to be indexed to the Company’s stock.

Therefore, on January 1, 2009, 3,572,714 outstanding warrants of the Company containing exercise price reset provisions, classified in equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the nine months ended September 30, 2010 and 2009 of $(479,520) and (202,754), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

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

The Series A Preferred Derivatives were valued using the following assumptions:
•	The Company was 12 months from being publicly traded and the Company/Holder would convert the Preferred Stock based on 200% of the adjusted conversion price;
•	The Preferred maturity date used was 5 years following the Company being publically traded (rolling 6 years from the Valuation Date);
•	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;
•	The projected volatility curve was based on the average of 17 comparable biotech companies historical volatility:
•	The Holder would automatically convert at a stock price of $1.70 if the Company was not in default;
•	The Holder would convert on a quarterly basis in equal amounts to maturity if in the money; and
•	Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market.

The warrants were valued at issuance and marked to market quarterly for the period 2009 through September 2010. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:
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
September 30, 2010 and December 31, 2009

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

The Company determined the fair value of the preferred stock to be $2,371,937 and $1,642,409 and the fair value of the warrants to be $1,450,982 and $1,182,194 at September 30, 2010 and December 31, 2009, respectively.

The following shows the changes in the level three liability measured on a recurring basis for the nine months ended September 30, 2010:

Balance, January 1, 2010	$2,824,603
Derivative liability for preferred stock and warrants issued during the period	518,796
Derivative loss	479,520
Balance, September 30, 2010	$3,822,919

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

On May 21, 2010, the Company issued 25 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

Attached to the 25 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 29,425 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

The warrants were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 2.16%; 5 year term; and volatility of 106%.  The Company attributed $10,526 of the total $24,997 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 7 – CAPITAL STOCK (CONTINUED)

On June 16, 2010 the Company issued 400,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the market price of $0.85 per share and the Company recognized $340,000 in consulting expense.

On August 10, 2010, the Company issued 75 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

Attached to the 75 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 88,275 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

The warrants were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 1.46%; 5 year term; and volatility of 263%.  The Company attributed $37,435 of the total $74,993 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

On September 15, 2010, the Company issued 75 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

Attached to the 75 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 88,275 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

The warrants were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 1.46%; 5 year term; and volatility of 263%.  The Company attributed $37,435 of the total $74,993 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

On September 24, 2010, the Company issued 150 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

Attached to the 150 units of convertible preferred stock sold was a warrant, giving the owners rights to purchase up to a total of 176,550 (or 1,177 common share per warrant) shares of the Company’s common stock at  strike price of $1.27 per share for a five year period.

The warrants were valued using the Black-Scholes model using the following assumptions:  stock price at valuation, $0.85; strike price, $1.27; risk free rate 1.46%; 5 year term; and volatility of 263%.  The Company attributed $74,869 of the total $149,985 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010 and December 31, 2009

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

Under ASC 815, derivative instruments are to be revalued at each reporting period with any change in the fair value of the instruments being recorded in the Company’s income statement.  The cumulative effect of the error through June 30, 2010 is a $340,786 reduction to the Company’s net income, a $3,027,055 increase in current liabilities, and a $2,686,269 decrease in additional paid-in capital.  Tables detailing the effect of the error on the Company’s previously filed financial statements for the year end December 31, 2009 and for all reporting periods from March 31, 2009 through March 31, 2010 have been included in the Company’s Form 10Q filed on August 23, 2010.

Balance Sheets

	September 30, 2009
	Restated	Adjustments	As Filed
ASSETS
Cash	$402,983	$-	$402,983
Equipment, net	2,600	-	2,600

TOTAL ASSETS	$405,583	$-	$405,583

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$165,272	$-	$165,272
Derivative liability - preferred stock	1,693,941	(1,693,941)	-
Derivative liability - warrants	1,173,998	(1,173,998)	-

TOTAL LIABILITIES	3,033,211	(2,867,939)	165,272

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	226	-	226
Common stock	11,341	-	11,341
Additional paid-in capital	340,830	2,402,719	2,743,549
Deficit accumulated during the development stage	(2,980,025)	465,220	(2,514,805)

Total Stockholders' Equity (Deficit)	(2,627,628)	2,867,939	240,311

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Income Statements
	For the Three Months Ended
	September 30, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	64,968	-	64,968
OPERATING LOSS	(64,968)	-	(64,968)

OTHER INCOME (EXPENSE)
Gain on derivative liability	(87,174)	(87,174)	-
Grant income	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	(87,174)	(87,174)	-

NET LOSS BEFORE INCOME TAXES	(152,142)	(87,174)	(64,968)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(152,142)	$(87,174)	$(64,968)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,340,000	32,500	11,307,500

	For the Nine Months Ended
	September 30, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	510,864	-	510,864
OPERATING LOSS	(510,864)	-	(510,864)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(202,754)	(202,754)	-
Grant income	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	(202,754)	(202,754)	-

NET LOSS BEFORE INCOME TAXES	(713,618)	(202,754)	(510,864)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(713,618)	$(202,754)	$(510,864)

BASIC LOSS PER SHARE	$(0.06)	$(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,340,000	32,500	11,307,500

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flow

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Balance Sheets

	December 31, 2009
	Restated	Adjustments	As Filed
ASSETS
Cash	$295,418	$-	$295,418
Equipment, net	2,400	-	2,400

TOTAL ASSETS	$297,818	$-	$297,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$117,967	$-	$117,967
Derivative liability - preferred stock	1,642,409	(1,642,409)	-
Derivative liability - warrants	1,182,194	(1,182,194)	-

TOTAL LIABILITIES	2,942,570	(2,824,603)	117,967

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	226	-	226
Common stock	11,341	-	11,341
Additional paid-in capital	340,831	2,621,376	2,962,207
Deficit accumulated during the development stage	(2,997,150)	203,227	(2,793,923)

Total Stockholders' Equity (Deficit)	(2,644,752)	2,824,603	179,851

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Income Statements
	For the Year ended
	December 31, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	612,097	-	612,097
OPERATING LOSS	(612,097)	-	(612,097)

OTHER INCOME (EXPENSE)
Gain on derivative liability	(159,418)	(159,418)	-
Grant income	40,773	-	40,773
Interest expense	-	-	-
Total Other Income (Expense)	(118,645)	(159,418)	40,773

NET LOSS BEFORE INCOME TAXES	(730,742)	(159,418)	(571,324)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(730,742)	$(159,418)	$(571,324)

BASIC LOSS PER SHARE	$(0.06)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

Statements of Cash Flow
	For the Year Ended
	December 31, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(730,742)	$(159,418)	$(571,324)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	-	-	-
Depreciation expense	800	-	800
Change in derivative liability	159,418	159,418	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	40,968	-	40,968

Net Cash Used in Operating Activities	(529,556)	-	(529,556)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	-
Stock offering costs paid	(166,154)	-	(166,154)
Preferred stock issued for cash	810,000	-	810,000
Common stock issued for cash	-	-	-

Net Cash Provided by Financing Activities	643,846	-	643,846

NET INCREASE (DECREASE) IN CASH	114,290	-	114,290
CASH AT BEGINNING OF PERIOD	181,128	-	181,128
CASH AT END OF PERIOD	$295,418	$-	$295,418

PART I   Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," “forecast,” "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include: (i) the general economic recession and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion contained in our registration statement filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

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

General

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made above should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Material Changes in Financial Conditions

September 30, 2010 as Compared With December 31, 2009

As of September 30, 2010 and December 31, 2009, the Company had $101,573 and $295,418, respectively, of cash on hand.  The Company’s working capital decreased from $(2,647,152) at December 31, 2009 to a deficit of ($4,086,805), as of September 30, 2010, as a result of  a decrease in cash resulting from a loss from operations and a $998,316 increase in derivative liability on its preferred stock and warrants.  SignPath had a deficit accumulated during the development stage of $4,560,841, as of September 30, 2010.

Between January 1, 2009 and December 31, 2009, SignPath sold 810 Units (the “2009 Private Placement”) consisting of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the August 10, 2009 effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $810,000 and incurred stock offering costs of $166,154 related to this offering.  As part of that offering, the Company attributed $737,584 of the total $2,261,649 of additional paid-in capital associated with the transactions for both years to the warrants based on the relative fair value of the warrants.

Between January 1, 2010 and September 30, 2010 (the “2010 Private Placement”), SignPath sold 350 Units consisting of the same securities sold in the 2009 Private Placement.  The Company received gross proceeds of $350,000 and incurred stock offering costs of $79,944 related to this offering.  As part of this offering, the Company attributed $170,649 of the total $349,965 of additional paid-in-capital associated with this transaction to the warrants based on the relative fair market value of the warrants.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $50,000 per month.  Thus, it is expected that the Company currently does not have sufficient cash on hand to operate through the end of the fiscal year ended 2011.  Management believes it will have the ability to raise additional funds to complete to complete its pre-clinical trials and INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during the nine months ended September 30, 2010 (“Fiscal 2010”) was $462,511 compared to cash used of $421,991 during the comparable period in 2009 (“Fiscal 2009”).  This resulted from a net loss of $1,563,691 in Fiscal 2010, offset by an increase in accounts payable and accrued expenses of $247,492, an increase in derivative liability of $479,500 and $340,000 of stock issued for services.  This compared to a loss of $713,618 during Fiscal 2009 and an increase in accounts payable and accrued expenses of $88,273 and an increase in derivative liability of $202,754.

The Company had net cash provided by financing activities of $270,056 in Fiscal 2010 as a result of the $350,000 received in the 2010 Private Placement described above, reduced by $79,944 of offering costs.  During the Fiscal 2009, the Company had $643,846 of net cash provided by financing activities as a result of the $810,000 received from the 2009 Private Placement of Preferred Stock less the stock offering costs of $166,154.

As a result of the foregoing, the Company’s cash decreased by $193,845 during Fiscal 2010 from $295,418 to $101,573.

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern.  The Company has had no revenues and has generated losses from operation.  As set forth in Note 2 to the audited Financial Statements, the continuation of the Company as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable, if ever.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Changes in Results of Operations

Nine months ended September 30, 2010, as compared with nine months ended September 30, 2009

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the nine months ended September 30, 2010 (the “2010 Period”) increased to $1,124,955, as compared with $510,864 during the nine months ended September 30, 2009 (the “2009 Period”) primarily as a result of $340,000 of consulting expenses related to Common Stock issuances and a $357,303 increase in research and development expenses.  General and administrative expenses decreased to $218,772 in the 2010 Period from $301,984 in the 2009 Period primarily as a result of a reduction in payroll expenses.

A research grant of approximately $80,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin passage across the blood brain barrier and focal distributions in mice/rate brains in collaboration with D.S. Chiou at the University of Western Ontario, Canada.  Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease and memory processing.  As of September 30, 2010, the Company has expended $76,353 to manufacture nanocucumin for this study and is funding animal studies with Dr. Chiou with the remaining funds.  This is reflected on the Company’s Statement of Operations as $40,784 of grant income during the 2010 Period.

The Company paid an aggregate of $566,183 in research and development fees in the 2010 Period as compared to $208,880 in the 2009 Period.  This included $332,795 to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other research and development payments included $100,567 and $85,228 to Chemic Laboratories and Regulus Pharmaceutical, respectively, for lab fees and other costs related to the Company’s research and development efforts.  Payments in the 2009 Period included $32,575 paid to Surmodics Pharmaceuticals, Inc. (f/n/a Brookwood Pharmaceuticals, Inc. (“Surmodics”) for polymer for the production of nanocurcumin under the Johns Hopkins University Agreement (the “JHU Agreement”) and for the production of clinical GMP grade curcumin under the UTMDACC agreement.

The Company also paid Topaz Technology, Inc. (“Topaz”) an aggregate of $24,500 during the 2009 Period to provide FDA/EMEA Compliance and validation audits relating to the synthetic curcumin manufacturing facility in India.

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

As a result of the foregoing, the Company had a net loss of $1,563,691 in the 2010 Period as compared to a net loss of $713,618 in the 2009 period.  This translates to a loss per share of $0.14 in the 2010 Period compared to $0.06 in the 2009 Period.

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

As of September 30, 2010, we had cash and cash equivalents of $101,573.

Item 4T.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties and does not have an audit committee.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of  Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period between July 1, 2010 and September 30, 2010, Registrant sold 300 units (the “Units”), of its securities at a price of $1,000 per Unit or $300,000.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $300,000 and paid 10% sales commissions of $30,000 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to four different accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

The net proceeds of the offering were used for working capital and research and development towards filing an investigational new drug application to commence clinical trials.

As required by Rule 463 under the Securities Act, the Company did not receive any proceeds under its initial registration statement (No. 333-158474) declared effective by the SEC on August 10, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information.

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

Dated: November 17, 2010	SIGNPATH PHARMA INC.
	By:	/s/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2010

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