Form 10-K
period 2010-12-31
SignPath Pharma, Inc.
filed 2011-03-30
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes ☐   No.  The registrant has not yet transitioned into this rule.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of March 29, 2011, 12,190,000 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On June 30, 2010, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on that date) held by nonaffiliates of the Registrant was $0, as there is no public market for the Company’s Common Stock.

Documents Incorporated By Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of SignPath Pharma Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include:  (i) the general economic recession and changes in the external competitive market factors which might impact the Company’s results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company’s management to devote sufficient time and energy to the Company’s business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail under “Risk Factors” below and other reports field with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this report will in fact transpire.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company Overview

SignPath is a development stage biotechnology company founded in May 2006 to develop proprietary formulations of curcumin, a naturally occurring compound found in the root of the   Curcuma longa   (tumeric) plant, for applications in malignant diseases.

Curcumin has an extensive history as an oral medicinal product with safe human use, but its potential therapeutic benefits have been limited by its low absorption (the amount of active drug reaching lesioned tissue) when taken orally, as well as its inactivation in the liver (due to hepatic glucuronidation) and “hydro-phobic” nature whereby it is not soluble in water or blood. SignPath intends to develop Investigative New Drug (“IND”) applications and clinical trials for parenterally (taken into the body in a manner other than the digestive tract) administered curcumin, allowing curcumin to be administered intravenously and delivered to diseased sites without being inactivated. We believe that the liposomal and nano-sized formulations we have licensed based on management’s experience and the opinions of our consultants may be expanded for use in Parkinson’s Disease and neuropathic diseases.  The Company is developing three different intravenous nano-particle sized formulations. Proof of efficacy of these formulations against human tumor xenografts in mice was published. During IND pre-clinical toxicity trials in dogs with liposomal curcumin, a dose-dependent hemolysis was observed, indicating specific dose/schedules of administration will be required for trials in humans.

SignPath has licensed three proprietary intravenous formulations containing curcumin as the active therapeutic agent. The first is a liposomal version licensed from University of Texas MD Anderson Cancer Center (“UTMDACC”); the second is a nanosized version licensed from The Johns Hopkins University (“JHU”) and the third is a slow release PLGA formuation licensed from the University of North Texas Health Science Center.  The Company’s near term (next 3 to 12 months) goals are to complete preclinical development of the first lead compound, liposomal curcumin, and file with the European Medicines Association ("EMA") to begin Phase I safety and dosage studies. The Company believes its licensed formulations of curcumin replace the naturally occurring extract with a synthetic chemical entity making them potentially patentable. The Company seeks to develop these new products which potentially will give SignPath proprietary curcumin preparations with applications in a broad spectrum of malignant diseases.

The Company has assembled leaders experienced in pharmacologic development of natural products to advise it on the development of its curcumin formulations. This Scientific Advisory Board is comprised of individuals with specific experience with natural products, formulation development, and malignant and neuropathic diseases. Expertise in chemistry will come from commercially based product chemists. Drug development will overseen by Lawrence Helson MD, Chief Executive Officer, an oncologist with 20 years of pharmaceutical development experience; Arniban Maitra, Phd,  MPPH, of JHU, who has expertise in nanotechnology, development of nanocurcumin, and testing for antitumor effects; and Judith A. Smith, PhD, director of the UTMDACC preclinical development group for the liposomal formulation.

The Company’s Scientific Advisory Board members all bring relevant experience to the Company. Professor Tauseef Ahmad, MD is an experienced principal investigator for lymphoma, myeloma and solid tumor studies. See  “Management” below for more information about our management team and Scientific Advisory Board members.

Clinical application strategies will be based upon the advice of the individuals serving on the Scientific Advisory Board, all of whom have academic and practical experience in biopharmaceutical fields. We expect that our Phase I and II clinical trials, if and when conducted, will be run by clinical research organizations with whom we expect to establish collaborative relationships.

Our  pre-clinical IND development of liposomal curcumin is scheduled to be run by the UTMDACC group which has functional pre-clinical IND development procedures and experience. The JHU group is experienced with non-clinical development of nanocurcumin; however, the nanocurcumin pre-clinical aspects will be run by Neuro Techniques in London Ontario.  Manufacturing will be conducted by Sabinsa for curcumin, Regis Pharmaceuticals, Inc. for nanocurcumin and PLGA curcumin,  liposomal formulation is provided by Polymun of Vienna, Austria.  JHU has experience with curcumin and the capability of  guiding us through the  IND development process of both formulations.

During the fiscal years ended December 31, 2010 and 2009, the Company expended $626,827 and $215,938, respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to JHU and Brookwood Pharmaceuticals under agreements described below.

SignPath is a publicly held non-listed Delaware corporation with offices in Quakertown, Pennsylvania in a building owned by our CEO. The Company does not pay rent or have a lease for its space.

Target Markets

The anticipated markets for therapeutic curcumin are diseases for which current therapeutic alternatives are not satisfactory.  There are several malignant diseases which are classified as orphan indications, defined by the FDA as conditions with less than 200,000 patients in the United States.  Some of these conditions exhibit dependency upon NF-kB (NF-kappaB, a family of intracellular proteins), a signaling pathway component inhibited by curcumin.(1)  Two such indications are multiple myeloma and pancreatic cancer.  The Company currently plans to pursue the development and testing of therapies with parenterally-administered curcumin to address lymphoma and pancreatic cancer, two forms of cancer in which current treatment is only marginally effective or could be greatly improved.

Preclinical and animal studies conducted by other scientists of curcumin-based treatments in cancer (2) therapy suggest it may have an application as a parenteral drug for both prophylaxis and therapy.  While these preclinical data show potentially beneficial activity and follow well-defined mechanisms of action, (2) the parenteral route has not yet been substantiated as effective in controlled clinical trials. There are current trials with oral curcumin for these diseases by other research groups at various stages of clinical development.  The Company’s goal is to establish the efficacy of parenterally administered curcumin.

Pancreatic cancer is the fifth leading cause of cancer deaths, accounting for an estimated 45,600 deaths annually in the United States, according to published reports found in Burro, H.A. et al (Item 5, Appendix B). This cancer is largely resistant to the current approved drug, gemcitabene, and results in an objective tumor response in less than 10% of patients resulting in a minor impact on survival.(3)   Pancreatic cancer, thus, remains an unmet clinical need. We believe that most patients with this diagnosis could be candidates for controlled clinical trials alone or in combination with gemcitabene in clinical trials.

Other potential susceptible tumor types are primary and metastatic brain tumors and lymphoma in adults. The market for glioblastoma multiforme and other malignant gliomas has an incidence of about 17,000 per year, or 59 per million of the population, according to the scientific literature. (4)   Although this represents just 2% of cancer deaths in the United States, survival rates are quite low and cost of treatment is high. Following standard therapy, the median survival of glioblastoma patients is 9 to 11 months with less than 5% of patients alive after 5 years. In addition, metastases to the brain from other sites affect an estimated 75,000 patients per year and have very poor survival rates, making primary and metastatic brain tumors a clear unmet need. The annual incidence of lymphoma is approximately 66,000 cases in the United States. Multiple myeloma is responsible for 10% to 20% of the hematological malignancies, with skeletal involvement in about 80% of the patients. (5)   Lymphoma researchers have shown an increased expression of the curcumin-sensitive signaling pathway, which the Company believes may make it susceptible to therapy with our product candidates. Based upon pre-clinical studies conducted by other scientists with curcumin, we believe the potential patient population could include the majority of these patients following failure of standard treatment, or as testing advances, in combination therapy or as a first line single-agent.

1      Ahn KS, Aggarwal BB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.
2      Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin. Pre-clinical and clinical studies. nticancer Research 23:363-398.
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

The Company believes that its parenteral formulations of curcumin can be compared with standard of care when used in combination with front line standard chemotherapy in a number of diseases. Given the aging of the population with annual incremental growth in the number of prospective patients in chronic and acute disease categories, the Company believes a minimally toxic agent like curcumin could gain wide acceptance and usage.

Product Overview

Background on Curcumin

Curcumin has been used primarily in its natural state in tumeric as an ingredient in foods for hundreds of years in India and the Asian subcontinent where it grows naturally. It also has a history of use as a medicinal extract.(3)

Curcumin’s history includes oral human use for a variety of benign and malignant diseases. A body of published research explaining curcumin’s mechanisms of action at the cellular level supports its potential application in humans. (6), (1), (2), (7)   In addition, there have been parenteral curcumin toxicology studies in animals published by other researchers which support a finding of curcumin’s safety after oral application. (7)

One problem that has limited the therapeutic potential of curcumin is that orally delivered curcumin has limited bioavailability. Further, curcumin is inactivated when it passes through the intestinal tract and when it reaches the liver. Studies of oral curcumin by other researchers have attributed its low efficacy to low levels of active drug reaching the bloodstream. Yet, uncontrolled trials conducted by third parties have shown that oral curcumin given clinically, nonetheless, appears to have some detectable clinical activity in a variety of diseases.

To address this problem, SignPath intends to develop parenteral formulations (administration that bypasses the gastrointestinal system) in the form of a liposomal version a nanosized version, and a delayed release version. Predicated upon the dosage schedules, needs, and population demographics of different disease entities, the Company believes these curcumin-based treatments will be applicable for a broad spectrum of system proliferative malignant diseases. In addition, curcumin is believed to work as a chemopreventive agent in cancers of the colon, stomach, and skin based upon its established antioxidant and anti-inflammatory properties. (1)

1      Ahn KS, Aggarwal BB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.
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

Once a cell signaling pathway is activated, a series of reactions (or cascade) occurs within the cell. Each step activates a specific protein in the pathway, and its active products initiate the activation of the next protein in the process. Some of the cellular processes that are controlled in this manner include inflammatory pathways, cell proliferation, cell survival, and cell death (apoptosis). Elevated levels of activated inflammatory survival pathways have been correlated with many types of tumors, (8)  and can also be markers for more severe disease and/or poor prognosis. Some pathways are associated with resistance to chemotherapy, defined as tumor cell survival in the presence of conventional toxic chemotherapy. These are some of the tumor cell characteristics that can make cancer a fatal disease.

SignPath is developing curcumin, a compound for which there are early indicators that it may be a compound that inhibits several cell survival pathways via blockade of specific signaling proteins called activating kinases. Two established pathway targets are known as NF-kB and AKT. (1)   The net effect when these pathways are inactivated is to turn off signals leading to cell metabolism, protein synthesis, proliferation and activate signals leading to cell death via activation of downstream processes. These changes also alter other pathways, including STAT3, survivin, and pathways conferring resistance to chemotherapy.

SignPath believes inhibition of these critical intracellular survival pathways are good targets for drug development, and our management believes that curcumin is an attractive lead compound for further development due to its inhibition of major survival pathways and collateral effects of activating death pathways. It also prohibits inflammation and release of inflammatory cytokines such as tumor necrosis factor-ά (alpha), inflammatory cells such as macrophages which are required for the development and spread of tumors. Recently it has been shown that activation of NF-kB (an intracellular protein) is a critical component in cellular responses to TOLL-receptor ligands (receptors that activate immune cell responses) and Interleukin-1 (a cytokine). The latter are implicated in the innate immune response promoting murine hepatocellular and colon carcinoma. (2)  One of the established effects of curcumin is to inhibit NF-kB and subsequent TOLL-receptor ligand activity. Scientific studies have suggested that a drug that can inhibit these activated survival and inflammatory pathways should be able to stop the growth of cancer cells. Blocking inhibitors of death pathways are believed to shorten the cell’s ability to survive. (8)

Liposome Encapsulation and Nanocurcumin

SignPath is developing liposomal and nanosized versions of curcumin. The liposomal version is a lipid-protein coating that encases the molecule. This increases solubility in serum, and increases the drug’s circulation time allowing more drug to reach tumor sites. Micellar aggregates or nanoformulations of curcumin with unique polymeric chemical coatings will be synthesized and contain similar solubility characteristics to liposomal formulations; however, we believe these nano-formulations may have discrete clinical applications compared to the liposomal formulation. For these reasons, SignPath intends to develop both formulations.

Nanocurc, a polymeric parenteral formulation of nanocurcumin.  In human pancreatic cancer xenografts in nude mice it has been found by the Company to have anti-cancer effects which are synergistic when co-administered with Gemcitabine. This formulation has activity against breast cancer and passes the blood brain barrier. Non-clinical and pre-clinical studies of tumor targeted PLGA curcumin have been completed at the University of North Texas (see below) and published.

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

Cancer:  Less than 1% of an oral dose of curcumin is absorbed; yet in spite of this extreme limitation, there are publications that suggest anti-cancer activity of orally administered curcumin. (2)   Additional evidence for anticancer activity is suggested from  in vitro   and animal experiments. Its anticancer effects include promoting apoptosis (cell death pathways) and down regulation of major pro-survival factors, including AKT, NF-kB, STAT-3, and Survivin signaling pathways. We, therefore, believe that commercial application of parenteral curcumin formulations for cancers which depend upon NF-kB (such as pancreatic cancer) represent prime candidates for Phase II trials assuming successful preclinical and Phase I trials. Many other cancers such as brain tumors are also dependent upon AKT, NF-kB, and survival pathways which may render them additional potential clinical targets. (3)

Government Regulation

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

FDA Approval & Developmental Milestones

There are four primary phases of FDA clinical trials for an FDA new drug application (NDA) and approval for commercial sale. Before these can begin, non-clinical/pre-clinical laboratory studies are conducted and an Investigational New Drug application (IND) is submitted to the FDA. After FDA approval, the Company may begin Phase I clinical safety and dosage estimation studies, followed by Phase II studies to evaluated clinical efficacy in selected diseases, then Phase III testing to demonstrate statistically significant safety and efficacy and Phase IV designed to identify long-term effects of treatment.

During the pre-clinical phase (non-clinical and pre-clinical) a compound is studied ex-vivo in a laboratory and in-vivo   in laboratory animals to establish its stability, manufacturing feasibility, bioavailability, absorption, distribution, metabolism and elimination. This phase of testing establishes pre-clinical parameters for clinical safety and efficacy. Results of these pre-clinical trials comprise the IND that is submitted to the FDA for review before the drug is tested in humans. Phase I testing is a basic safety and dosage study to determine if the drug is safe enough to administer to patients with advanced pancreatic cancer and lymphoma.

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

In Phase II studies, the drug is tested in small number of patients with benign and/or malignant forms of disease to determine the doses at which the drug has clinical activity and to characterize the drug’s effects on the body. These effects include the drug’s dosage, efficacy, and side effect profiles.

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

Other Uses of Curcumin

There are other potential uses of curcumin in addition to our initial focus on lymphomas and pancreatic cancer. Following our clinical trials in these two categories, we will seek to study other cancer candidates which have an AKT or NF-kB requirement for survival and proliferation, such as breast and prostate cancers. The unique activity of curcumin also suggests its use with other cancer treatment modalities. For example, it may increase tumor cell susceptibility to standard treatment with radiation or chemotherapy.

Because of the protean nature of curcumin’s interaction with different cell components, and based upon data derived from traditional use and non-clinical and pre-clinical laboratory studies, we believe it may have a therapeutic role in numerous non-cancer indications.

To expand its use for other cancers, Parkinson’s Disease and other neuropathic diseases, the Company is developing three different (liposomal, polymeric and slow release PLGA) intravenous nanoparticle size formulations. Proof of efficacy of these formulations against human tumor xenografts in mice was published. During IND pre-clinical toxicity trials in dogs, with liposomal curcumin, a dose-dependant hemolysis was observed, indicating specific dose/schedules of administrations will be required for trials in humans.

A research grant of approximately $80,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin passage across the blood brain barrier and focal distributions in mice/rat brains in collaboration with Dr. S. Chiou at the Department of Pharmacology and Toxicology, University of Western Ontario, Canada. Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease and memory processing. The Company has expended approximately $81,556 to manufacture nanocurcumin for this study and is funding animal studies with Dr. Chiou with the remaining funds.

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

Clinical Trials

The Company expects to submit an IND to begin human clinical trials upon completion of the preclinical work, which is expected to be in the third quarter of 2011. The Company expects to initiate Phase I clinical trials within three months of regulatory clearance. Clinical trials for liposomal curcumin will use curcumin formulations made under GMP conditions by contract manufacturers. As described below, the Company has entered into agreements with manufacturers of curcumin, liposomal curcumin, and polymers for nanocurcumin to produce sufficient quantities to complete all pre-clinical requirements for submission of an IND. Agreements for additional quantities of both formulations for Phase 1 clinical trials will be initiated depending upon human dosage estimates generated in pre-clinical studies. The Company plans to pursue three Phase I liposomal curcumin and nanocurcumin parenteral trials in cancer and neuropathic diseased patients.

We have had preliminary discussions regarding participation in Phase I and II clinical trials during direct meetings with responsible physician investigators at three cancer centers. All have had extensive experience with drug trials anticancer drugs and are willing to participate in the proposed clinical studies.

These investigators include:

•	MD Anderson Cancer Center, Houston Texas. Dr. R. Kurzrock has already evaluated oral curcumin in over 40 patients with pancreatic cancer.

•	New York Medical College, Dr. T. Ahmad has had extensive experience as a Phase I, II, and III clinical trial investigator.

•
In Vienna Austria, Dr. Michael Wolzt would be in charge of Phase I clinical trials in normal volunteers.  Our CEO inspected Dr. Wolzt's facilities in December 2007 and an agreement has been entered into to pursue a clinical Phase I study.

Additional Phase Ib trials in cancer patients may be initiated if deemed necessary by the FDA.  These studies are expected to be carried out by Dr. Wolzt in Vienna, Austria and at New York Medical College and MD Anderson Cancer Center.

Tentative sites for these Phase I trials include the following:

•	We expect that the liposomal curcumin formulation will be tested for pharmacokinetics, safety and dosage estimation in a Phase I trials in Vienna, Austria.

•	We expect that the nanocurcumin formulation will be tested for pharmacokinetics, safety, and dosage estimates in Phase I trials in Vienna, Austria, as well.

In both cases above, the Company expects that the trials’ subjects will be normal volunteers.  Phase Ib trials will be cancer patients who have failed standard of care therapy and elected experimental therapy.

Provided that the safety results of Phase I trials are satisfactory and the FDA approves the Phase II studies, the Company anticipates the following Phase Ib/II trials:

•	Liposomal curcumin: Intravenous administration to pancreatic cancer patients who fail standard therapy.

•	Liposomal curcumin: Intravenous administration to multiple lymphoma patients who fail standard therapy.

•	Nanocurcumin: Intravenous administration to pancreatic and lymphoma patients who fail standard therapy.

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

As stated earlier, the Company is aware of pre-clinical data from other research suggesting that parenteral curcumin may have anti-cancer activity. (8)

8 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal Tumorigenesis Through the Adaptor Protein MyD88. Science 317: 124-127.

The new cases of cancer in the United States in 2009 were estimated at approximately 1,400,000 per year, according to the American Cancer Society, Inc. Surveillance Research. This is a large market with substantial room for improvement over current therapies.

Curcumin may also prove to be effective as prevention for high-risk individuals and as a therapeutic for established disease when used alone or in combination with other agents. As an initial approach we anticipate treating diseases with unmet needs. These include lymphoma and pancreatic cancer. While there are current clinical trials with oral preparation of curcumin, we currently know of no competitors with publicly known plans to develop parenteral forms of curcumin. Management believes that the Company is positioned to leverage its rights to its licensed intellectual property of these parenteral products in the United States and worldwide.

Potential Commercialization of Liposomal Curcumin and Nanocurcumin

Because the liposomal formulation and synthesized curcumin have been demonstrated by other researchers to be effective in animal studies, (8) we anticipate that this modification of curcumin could be more effective than the natural extract from turmeric when administered parenterally. Assuming we obtain positive results from our clinical trials and ultimately receive FDA approval, the Company believes that these formulations of curcumin may be accepted by physicians for treating cancer and other diseases that fit within the efficacy profile established by the Company.

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

The Company also expects to evaluate conducting potential additional development initiatives based on its licensed curcumin formulation to treat patients with neuropathic diseases depending upon the results of the Phase 1 trials, clinical imperatives, and financial resources to carry them out.

Clinical application of parenteral administration of liposomal curcumin or nanosized curcumin may induce varied responses in the same disease or in different disease states. In addition, we anticipate different development and manufacturing costs, and ultimately different commercial remuneration in the different applications. These variations are attributed to demographic differences in applications such as pancreatic cancer and lymphoma.

The Company entered into a Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH (“Polymun”), Vienna, Austria, dated as of September 6, 2007, which has been filed as an exhibit to the Company’s SEC filings. Pursuant to this agreement, Polymun will apply their GLP process and experience to encapsulate pure synthetic curcumin provided by the Company with a layer of lipid particles (making a liposome formulation which can be injected intravenously). After testing for size, and stability, Polymun will deliver the liposomal curcumin to the MD Anderson Cancer Center for intravenous animal toxicity testing. During this developmental process they have invented and developed a special assay to simultaneously quantify the content of lipids and curcumin in all batches they prepare. Polymun completed scaled-up GMP manufacture of the lipocurc formulation. The Company’s obligation to Polymun totaled €280,000 through the first two development stages and thereafter a €130,000 per production fee. Our agreement with Polymun expired on December 31, 2009 although the parties are continuing work under the terms of the agreement.  Polymun has produced 20 liters of GMP liposomal curcumin for animal and human use.

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

Both Polymun and Regis Pharmaceuticals are agreeable to proceed with this second phase of development to produce clinical GMP grade curcumin formulations.  Since liposomal curcumin is at an advanced stage of development (pre-clinical) and nearing completion of FDA requirements, the Company’s interest is to proceed with that product in its Phase 1 clinical studies. The nanocurcumin to be developed by The Johns Hopkins University is expected to take 8 to 12 months before it can be submitted for trials. Ultimately, the final GMP product will be shipped to Nucro Techniques, London Ontario.

Raw Materials; Supplies

Liposomal curcumin was manufactured  for the Company by Polymun, Inc., of Vienna, Austria under the agreement described in the prior section. It was obtained initially from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”) and then from Sabinsa Inc., New Jersey. The Company obtained one batch of 200 grams of GMP manufactured liposomal curcumin under an agreement dated June 30, 2007 with SAFC.  The total cost to the Company was $98,350 for scaled-up manufacture of 98.2% pure curcumin under GMP for human use is in process at Sabinsa/Sami Labs, Bangalore, India. FDA and EMEA (European Medicines Agency) compliance and validations audits relating to the curcumin manufacturing facility in India was performed by Topaz Technology, Inc. of Bryn Mawr, PA under an agreement with the Company dated June 30, 2009, at a total cost of $24,500 which has been paid. Analysis of the 0.1% residue is being done at Chemic Labs, Massachusetts. Nanocurcumin will be manufactured for the Company by Regis Pharmaceuticals. The Company’s purchases from Sabinsa were made pursuant to purchase orders without a contract. There are very stringent new regulations concerning GMP by the EMEA and the FDA. The polymer used for nanocurcumin development is manufactured by Surmodics under the above-described agreement.

At UTMDCC, GLP pharmacokinetic and toxicity studies of single and multi-dose intravenous liposomal curcumin in mice and rats were without evidence of toxicity at a maximal injectible volume. Dog pharmacokinetics and single ascending dose toxicity studies identified reversible hemolysis at a maximum tolerated dose (MTD) and irreversible hemolysis at a significantly higher dose limiting level. In vitro studies with dog and human RBCs corroborated these observations using annexin V biomarker (a biochemical feature used to measure the progress of diseases or the effects of treatment).   Multidose canine studies are planned at MTD dosages based upon these studies.

SignPath is collaborating with Gibralter Labs, Regis Pharmaceuticals, Johns Hopkins University, Chemic and the NCI Nanocharacterization Laboratory for corroborative non-clinical and pre-clinical studies of polymeric nanocurcumin. GMP production is being explored at Regis Pharmaceuticals.

Intellectual Property

The Company has three pending patent applications for lipocurc, nanocurc and depocurc.  A letter of allowance for lipmosomal curcumin was received on March 3, 2011. The U.S. Patent Office has returned office action on all three applications. Four additional provisional patent applications have been submitted.

Internet domains have been established for Signpathpharma.com; depocurc.com, lipocurc.com; nanocurc.com and nanocurcumin.com. The trademark “Nanocurc” (Sept. 15, 2009) has been registered with a six-month extension to use in commerce.  The trademark Lipocurc (February 16, 2011) has been registered.

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

SignPath has agreed to pay all of UTMDACC’s reasonable out-of-pocket expenses of filing, prosecuting, enforcing and maintaining its patent rights. In addition, SignPath is obligated to pay a $15,000 license documentation fee and an annual maintenance fee of $10,000 for the first seven years of the UTMDACC License Agreement. If a patent is issued during the first seven years of the license, this annual fee will increase to $15,000. After the seventh anniversary of the UTMDACC License Agreement, the annual fee will increase to $30,000 a year.

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

SignPath was obligated under the JHU License Agreement to pay $50,000 in license fees which have been paid, plus minimum annual royalties increasing from $10,000 in the first two years to $25,000 in the third and fourth years and $30,000 in the fifth year. An aggregate of approximately $241,000 has been paid under this license agreement as of December 31, 2010. The JHU License Agreement also provides that we will be obligated to pay JHU running royalty rates of two percent (2%) of net sales less than $250 million for licensed products covered by one or more claims in an issued patent, and three percent (3%) of net sales equal to or greater than $250 million for licensed products covered by one or more claims in an issued patent, or one and one half percent (1.5%) of net sales of licensed products not covered by an issued patent. The running royalties payable under the agreement are subject to a minimum annual rate. SignPath is also subject to other substantial payments, including all reasonable costs of patent reimbursement. The Company is obligated to make the following payments upon development milestones to JHU regardless of whether the milestone is achieved by the Company, a sublicensee or an affiliate: (1) $25,000 upon dosing the first patient with a licensed product in a Phase I clinical trial at a site other than JHU; (2) $50,000 upon dosing the first patient with a licensed patent in a Phase II clinical trial at a site other than JHU; (3) $25,000 upon dosing the first patient with the licensed patent in a Phase III clinical trial at a site other than JHU; (4) $250,000 upon first regulatory approval of the licensed patent, or $100,000 if no patent has issued; (5) $10,000 upon issuance of a patent sublicense fees (if applicable), and reimbursement of costs reasonably incurred by JHU in connection with the patent.

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

The Company entered into a Sponsored Research Agreement, effective June 1, 2009, with UNT to sponsor additional research and obtain certain patent rights and technology resulting from such additional research. The research under this agreement, as last amended in December 2010, will be carried out through December 31, 2011, under the direction of Dr. Jamboor Vishwanatha. Total payments to UNT under the original agreement consisted of $167,212, with a $30,000 payment due upon signing; $30,000 due on December 1, 2009, $55,000 due on May 31, 2010 and $52,121 due on November 8, 2011.  The December 2010 agreement provides for payment of $92,625 during 2011.

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

The Company’s financial statements reflect that it has incurred significant losses since inception, including net losses of $2,119,059 and $730,743 for the years ended December 31, 2010 and 2009 and a loss from inception through December 31, 2010 of $5,116,209. The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability. Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2010 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements for the period ended December 31, 2010, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2010. If we are unable to raise additional capital or borrow money we will not be able to complete and file INDs with the FDA in order to commence clinical trials. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.

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

At this stage of its growth cycle, the Company has a limited operating history and no revenues, products ready for  market (with the exception of an advertisement to sell liposomal curcumin for restricted animal research), customers or marketing resources.

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

Bruce Meyers, a Founder of the Company and President of Meyers Associates, owns 2,657,500 shares (21.8%) and Meyers Associates owns 2,200,000 shares (18.7%) of the 11,740,000 outstanding shares of the Company’s common stock and Imtiaz Khan, Managing Director of Meyers Associates owns 2,290,000 shares (18.8% of the Company). This concentration of ownership may not be in the best interests of the Company’s stockholders and Meyers Associates and may be subject to potential conflicts of interest. As a result of Meyers Associates’ ownership of the Company, it is likely that in the event the Company becomes a publicly-traded company, Meyers Associates’ would not be able to serve as a market maker in the Company’s common stock. See “Principal Stockholders.”

The Company does not have the financial resources necessary to successfully complete development and market any formulations of curcumin.

As of December 31, 2010, the Company had $48,993 cash on hand. The Company does not have any current sources of financing to complete product development and marketing. If the Company is unable to attract sufficient additional capital, it will not be able to realize its growth plans. If the Company does find such financing, it may be on terms that are unfavorable or dilutive, to owners of the Company’s equity securities.

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

If we lose the services of our Chief Executive Officer, our operations would be disrupted and our business could be harmed

Our business plan relies significantly on the continued services of our CEO, Dr. Larry Helson, age 80.  If we were to lose his services, our ability to continue to execute our business plan would be materially impaired. While we have entered into an employment agreement with Dr. Helson, the agreement would not prevent him from terminating his employment with us. Dr. Helson has not indicated he intends to leave the Company, and we are not currently aware of any facts or circumstances that suggest he might leave us.

Risks Related to Our Business

We are devoting our efforts to a limited number of product candidates, and there is no assurance of product success.

The Company is an early stage biopharmaceutical company and, since its inception, has focused mainly on research and development. There can be no assurance that the Company will ever successfully develop liposomal curcumin, nanocurcucmin, slow release PLGA formulation, or any other formulation of curcumin or any product whatsoever, or obtain FDA approval

Our three curcumin formulations in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can commercialize and market them. We cannot predict if or when any of the product candidates we are developing will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential products, including the possibility that:

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

Given our limited focus on three product candidates, if these product candidates do not prove successful in clinical trials, and are not approved or are not commercialized because we have insufficient resources for continued development or for any other reason, we may be required to suspend or discontinue our operations and our business could be materially harmed.

SignPath depends on intellectual property licensed from third parties which it may not be able to maintain.

The Company’s business plan depends on developing products based on intellectual property licensed from The Johns Hopkins University (“JHU”), The University of Texas MD Anderson Cancer Center (“UTMDACC”).  and the University of North Texas ("UNT").  See “Business - Intellectual Property.”  The Company’s license agreements require the Company to make payments to the licensors in the future. The Company currently does not have sufficient resources to make all of such payments, and there can be no assurance that the Company will be able to make such payments in the future.

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

The Company’s license agreement with UNT terminates the later of the expiration of any patent rights or 15 years, and if no patent is issued shall terminate 15 years after regulatory approval of any licensed product.  The Company must evidence within 3 years that it is advancing and effectively attempting to license a commercialized product.

Additional patents and pending patent applications filed by third parties, if issued, may cover aspects of products the Company intends to develop or may develop and test in the future. As a result, the Company may be required to obtain additional licenses from third-party patent holders in order to use, manufacture or sell the Company’s product candidates.

There can be no assurance that the Company’s current arrangements with JHU, UTMDACC, UNT or any future arrangements will lead to the development of any products with any commercial potential, that the Company will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology development in connection with these arrangements or that the Company will be able to ensure the confidentiality of any proprietary rights and information developed with JHU, UTMDACC, or UNT will prevent the public disclosure thereof. The Company is not aware of any litigation, threatened litigation, or challenge to intellectual property, however, once any patents are issued to the Company, we may be subject to future litigation.

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

The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the potential products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, under our license agreements with UTMDACC, JHU, and UNT these universities have certain rights to control product development and clinical programs for products developed under the collaborations. As a result, the universities may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or the universities still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

We will not have our own manufacturing facilities and will depend on third parties.

The Company has entered into a manufacturing agreement with Polymun Scientific Immunbiologische Forschung GmBh, Vienna, Austria, to encapsulate pure synthetic curcumin with lipid particles. Nanocurcumin is manufactured for the Company by Regis Pharmaceuticals.  Notwithstanding the foregoing, the Company cannot guarantee that it will be able to obtain adequate supplies of liposomal curcumin nor anocurcumin that will remain stable for clinical trials and in amounts that will be sufficient for clinical trials and post-approval commercial production, if any. If the Company fails to source adequate amounts of curcumin, or if there is poor manufacturing performance on the part of the above-stated third party manufacturers, we may not be able to complete development of our product candidates, which could have an adverse effect on the Company’s business, financial condition and results of operations and could require the Company to curtail or cease its operations.

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

The Company may be exposed to future litigation by third parties based on claims that its patents, products or activities infringe on the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources, and could harm the Company’s reputation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following, any of which could have a material adverse effect on the Company or cause the Company to curtail or cease its operations:

•	Cease testing, developing, using and/or commercializing liposomal curcumin, nanocurcumin, slow release PLGA formulation or other formulations of curcumin or other products that it may develop; or

•	Obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms.

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

Our strategy for developing and commercializing many of our potential product candidates, including products aimed at larger markets, includes entering into collaborations with research partners, licensors, licensees and others. These collaborations will provide us with research and development resources for potential products. These agreements also will give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not be successful. Currently, we have collaborative relationships with JHU, UTMDACC, and UNT.  See “Business – Intellectual Property”.

In addition, JHU, UTMDACC, or UNT may develop products, either alone or with others, that compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If any of our three licensors breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.

We may have disputes in the future with JHU, UTMDACC, and UNT including disputes concerning who owns the rights to any technology developed. These and other possible disagreements between us and our licensors could delay our ability and the ability of the universities to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

We will rely exclusively and be dependent on certain third party source suppliers to supply pure synthetic curcumin for our product candidates. Liposomal curcumin is manufactured in Vienna, Austria by Polymun Scientific Immunbiologische Forschung GmbH. We have obtained initial quantities of liposomal curcumin from Sabinsa/Sami Labs, Bangalore, India.  Nanocurcumin will be manufactured by Regis Pharmaceuticals.  The polymer was manufactured by Surmodics. See “Business – Potential Commercialization of Liposomal Curcumin and Nanocurcumin; and Raw Materials; Supplies.”

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

We follow generally accepted accounting principles (GAAP) for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with this, the second annual report that we are required to file with the Securities and Exchange Commission.   In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify additional deficiencies. We may not be able to remediate any future deficiencies imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

Risks Related to our Securities

Absence of a public market for the securities offered hereby will lack liquidity.

There is currently no public market for any of the Company’s securities and there can be no assurance that a public market will develop in the future. In the event there is no active trading market for the Company’s securities, an investor may be unable to liquidate an investment in the shares and, therefore, should be prepared to bear the economic risk of an investment in the shares for an indefinite period and to withstand a total loss of investment. Rule 144 promulgated under the Securities Act requires, among other conditions, a six month holding period prior to the resale of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act. In the event we do not have sufficient financial and human resources in the future, we may not be able to fulfill our reporting requirements under the Exchange Act or disseminate to the public any current financial or other information concerning the Company, as required by Rule 144 as one of the conditions of its availability. In such event we will not be absolved from liability for our failure to file these reports.

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

Preferred Stock as an anti-takeover device

There are currently 3,063.35 shares of preferred stock issued and outstanding convertible into approximately 3,605,563 shares of common stock.  We are authorized to issue 5,000,000 shares of preferred stock, $0.10 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable status require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

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

Additionally, our common stock will be subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of common stock in the public market pursuant to a current prospectus could harm the market price of our common stock. Pursuant to our registration statement (No. 333-169386), an aggregate of 6,161,498 shares of common stock were registered in October of 2010 all of which are free-trading upon resale pursuant to the registration statement.  As additional shares of our common stock become available for resale in the public market pursuant to this prospectus and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Investors may experience substantial dilution of their ownership in the future.

Pursuant to the Stock Option Plan to be adopted, employees, directors and independent contractors may acquire up to an aggregate of 500,000 shares of the Company’s common stock through the exercise of stock options that may be granted in the future of which 100,000 options are  issued and outstanding.  The Company’s stockholders will incur dilution upon exercise of such options. In addition, three are currently outstanding warrants to purchase approximately 3,605,000 shares of common stock and Series A Convertible Stock to purchase approximately 3,605,000 shares of Common Stock plus placement agent warrants to purchase approximately 1,346,624 shares of common stock. The mere existence of these derivative securities may have a depressive effect on any market for our common stock which may develop. Furthermore, if the Company issues or sells shares of common stock or any derivative securities for less than the $0.85 per share initial conversion price, the initial conversion price of the above-described Preferred Stock will be reset to such conversion price and the Warrants to 150% of the Preferred Stock conversion price, as adjusted, which will result in substantial dilution of new investors.

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

The Company’s founder, Bruce Meyers, who is a principal of Meyers Associates, a FINRA member firm, Dr. Lawrence Helson, CEO, and Dr. Arthur Bollon, Director, beneficially own 4,957,500, 2,100,000 and 800,000 shares, respectively, or approximately 64.4% of the 12,190,000 outstanding shares of the Company’s common stock. After giving effect to the conversion of all 3,013 outstanding shares of Preferred Stock, but not the exercise of the warrants, those persons will beneficially own in the aggregate approximately 8,755,951 shares, or approximately 55.6% of the 15,736,713 outstanding shares of the Company’s common stock. These stockholders will be able to exercise control over substantially all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, which includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of substantially all of the assets of the Company without the agreement of minority stockholders. This concentration of ownership may not be in the best interests of all of the Company’s stockholders. See “Principal Stockholders.”

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s executive offices are located in a building owned by Dr. Lawrence Helson, Chief Executive Officer, and are located at 1375 California Road, Quakertown, Pennsylvania, 18951.  The Company does not pay rent at this location.  The Company owned about $5,390 in office equipment in its headquarters and administrative offices, as of December 31, 2010.

Item 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  RESERVED

PART II

ITEM 5.	PRICE RANGE OF COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Our common stock is not publicly traded  We intend to seek a listing of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”), which is maintained by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

As of the date of this report there are outstanding:  12,190,000 shares of common stock; options to purchase 100,000 shares of common stock; approximately 3,013 shares of Series A Convertible Preferred Stock convertible into approximately 3,605,000 shares of common stock; common stock purchase warrants to purchase approximately 3,605,000 shares of Common Stock, and placement agent warrants to purchase approximately 1,346,624 shares of Common Stock or an aggregate of 20,846,624 shares of Common Stock.

(b) Holders of Record

As of March 28, 2011, there were approximately 25 different holders of record of our common stock.

(c)  Dividend Policy

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2010.
Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	100,000	$0.85	400,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	100,000	$0.85	400,000

(1) Consists of our 2009 Employee Stock Incentive

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

Liquidity and Capital Resources

December 31, 2010 as Compared With December 31, 2009

As of December 31, and December 31, 2009, the Company had $48,993 and $295,418, respectively, of cash on hand. The Company’s working capital deficit increased from a deficit of $2,647,152 at December 31, 2009 to a deficit of $4,403,829, as of December 31, 2010 as a result of a decrease in cash resulting from a loss from operations and an increase in derivative liability for preferred stock and warrants.   SignPath is a development stage company  with limited operating history. SignPath had a deficit accumulated during the development stage of $5,116,309,  as of December 31, 2010.

During the 12 months ended December 31, 2010 ("Fiscal 2010"), SignPath sold 575 Units (the “2010 Private Placement”) consisting of the same securities sold in the 2008 and 2009 Private Placement. The Company received gross proceeds of $575,000 and incurred stock offering costs of $121,709 related to such offering.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability. Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations. The Company’s current burn rate for salaries, research programs and professional fees averages about [$15,000] per month. Thus, it is expected that the Company currently has sufficient cash on hand to operate through December 31, 2011. Management believes it has enough funds to complete its pre-clinical trials. If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Net Cash used in operating activities during Fiscal 2010 was $698,325 compared to cash used of $529,556 during Fiscal 2009. This resulted from a net loss of $2,119,059 in Fiscal 2010, offset by adjustments for non cash expenses of $722,500 for stock issued for services and $538,010 related to changes in the carrying value of  derivative liabilities (net of bifurcation) along with an increase in accounts payable and accrued expenses of $119,897.  This is compared to a loss of $730,743 during Fiscal 2009 which was offset by adjustments for non-cash expenses of $159,418 related to changes in the carrying value of  derivative liability, together with an increase in accounts payable and accrued expenses of $40,969.

The Company had net cash provided by financing activities of $453,290 in Fiscal 2010 as a result of the $575,000 received in the 2010 Private Placement described above, reduced by $121,710 of offering costs. During the Fiscal 2009 Period, the Company had $643,846 of net cash provided by financing activities as a result of the $810,000 received from the 2009 Private Placement of Preferred Stock less the stock offering costs of $166,154.

As a result of the foregoing, the Company’s cash decreased by $246,425 during Fiscal 2010 from $295,418 to $48,993.

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

Results of Operations
For the year ended December 31, 2010, as compared with its year ended  December 31, 2009

The Company has not received any revenue since its inception on May 15, 2006.  We do not expect to receive any revenues prior to 2012. Total operating expenses during the year ended December 31, 2010 (“Fiscal 2010") increased to $1,621,832, as compared with $612,098 during Fiscal 2009 primarily as a result of $429,575 of consulting expenses related to Common Stock issuances compared with $2,782 in Fiscal 2009.  General and administrative expenses increased to $565,530 in Fiscal 2010 from $393,378 in Fiscal 2009 primarily as a result of increased activity related to drug development and increased salaries.

A research grant of approximately $80,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin passage across the blood brain barrier and focal distributions in mice/rate brains in collaboration with D.S. Chiou at the University of Western Ontario, Canada. Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease and memory processing. As of December 31, 2010, the Company has expended $81,556 to manufacture nanocucumin for this study and is funding animal studies with Dr. Chiou with the remaining funds. This is reflected on the Company’s Statement of Operations as $40,783 and $40,773 of grant income during  Fiscal 2010 and Fiscal 2009, respectively.

The Company paid an aggregate of $626,827 in research and development fees in Fiscal 2010 as compared to $215,938 in Fiscal 2009. This included approximately $232,000 to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin. Payments in Fiscal 2009 included a $10.00 Warrant clause fee paid to JHU, as well as payment of approximately $32,000 to Surmodics Pharmaceuticals, Inc. (f/n/a Brookwood Pharmaceuticals, Inc. (“Surmodics”) for polymer for the production of nanocurcumin under the Johns Hopkins University Agreement (the “JHU Agreement”) and for the production of clinical GMP grade curcumin under the UTMDACC agreement.

The Company also paid Topaz Technology, Inc. (“Topaz”) an aggregate of $8,000 during the Fiscal 2009 to provide FDA/EMEA Compliance and validation audits relating to the synthetic curcumin manufacturing facility in India.

The amount paid for research and development in Fiscal 2010 consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies in the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin. During Fiscal 2009, the Company paid UTMDACC for non-clinical and mouse pre-clinical pre-GLP studies of liposomal curcumin. It also includes expenses relating to development of depotcurcumin, a slow release formulation. Depotcurcumin was originally made at UNT under non-GLP conditions from curcumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier. Sigma Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $2,119,059 in Fiscal 2010 as compared to a net loss of $730,743 in Fiscal 2009. This translates to a loss per share of $0.18 in Fiscal 2010 compared to $0.06 in Fiscal 2009.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Plan of Operations

The Company's current focus is on the manufacture and preclinical development of its lead curcumin formulations (intravenous liposomal curcumin, oral and intravenous nanocurcumin and a slow release PLGA formulation) with a view toward filing two IND applications with the FDA. The Company's product candidates are still in the preclinical development phase.

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

SignPath believes that the development and comparison of liposomal curcumin, nanocurcumin and PLGA formulation could expose potential differences in biological effects and distribution to different tissues. The Company intends to manufacture good manufacturing practice (GMP) grade of liposomal curcumin, nanocurcumin and PLGA formulation. These formulations will require outsourcing production to one or more commercial facilities. Our initial goals are to obtain sufficient material for in vitro and animal analysis and to develop these formulations in order to submit INDs to the FDA. Determination of safety, dosage, and efficacy of these formulations in a quantifiable manner will permit us to pursue clinical registration trials for a variety of malignant diseases. Following submission of the INDs, the Company plans to initially run Phase I studies with both of the parenteral formulations in patients with treatment refractory malignant disease. Subsequently, if the Phase I trials are successful, the Company plans to seek FDA authorization to run Phase II trials in selected malignancies.

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

Nanocurcumin: The Company intends to obtain commercial volumes of purified curcumin from third party manufacturers,  Sabinsa, and/or Regis Pharmaceutical(s) in quantities suitable to satisfy preclinical and clinical demands. The Company believes that the manufacture of Iiposomal curcumin and nanocurcumin can also be scaled up as necessary since these additional substances are readily available from commercial sources utilizing established production technologies. We plan to outsource nanocurcumin pre-clinical development to M.D. Anderson. We will continue non-clinical and preclinical analyses of nanocurcumin at the NCI Nanocharacterization Laboratory. The nanocurcumin program will be managed by M.D. Anderson through the filing of the Company's IND. However, we intend to develop direct injection nanocurc, a new clinical entity at Johns Hopkins Cancer Center for preventive therapy of inducted curcumin in situ in rats. Nanocurc, a parenteral formulation of nanocurcumin in human pancreatic cancer xenografts in nude mice has demonstrated anti-cancer effects. This formulation has activity against breast cancer-DCIS and passes the blood brain barrier. We intend to conduct a European Phase I dose funding in Parkinson's Disease for volunteers in collaboration with Polymun, Vienna, Austria. Upon completion, we will also continue studies of nanocurcumin, PLGA-nanocurcumin and lipsomal curcumin against L-DOPA induced dyskinesias in dogs. We will measure inhibiting effects of curcumin on disease progression in Parkinson's Disease patients at the University of Western Ontario, Canada. Contracts with these institutions will be initiated upon receipt of manufactured nanocurcumin.

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

As of December 31, 2009, we had cash and cash equivalents of $48,993.  Declines of interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of the Independent Registered Public Accounting Firm appears on page 38, and the Financial Statements and Notes to Financial Statements appear on pages 39-58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SignPath Pharma, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of SignPath Pharma, Inc. (A Development Stage Company), as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements for the period from inception (May 15, 2006) to December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SignPath Pharma, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $5,116,209, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com

Houston, Texas
March 28, 2011

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$48,993	$295,418

Total Current Assets	48,993	295,418

EQUIPMENT, net	2,673	2,400

TOTAL ASSETS	$51,666	$297,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$237,864	$117,967
Derivative liability	4,214,958	2,824,603

Total Current Liabilities	4,452,822	2,942,570

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares
authorized 2,837 and 2,262 shares issued and
outstanding, respectively	284	226
Common stock; $0.001 par value, 45,000,000 shares
authorized; 12,190,000 and 11,340,000 shares issued
and outstanding, respectively	12,191	11,341
Additional paid-in capital	702,578	340,831
Deficit accumulated during the development stage	(5,116,209)	(2,997,150)

Total Stockholders' Deficit	(4,401,156)	(2,644,752)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,666	$297,818

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on May 15, 2006
	For the Years Ended		Through
	December 31,		December 31,
	2010	2009	2010
		(Restated)	(Unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	565,530	393,378	1,491,602
Consulting expense	429,475	2,782	511,738
Financing expense	-	-	1,063,401
Research and development	626,827	215,938	1,325,793

Total Operating Expenses	1,621,832	612,098	4,392,534

OPERATING LOSS	(1,621,832)	(612,098)	(4,392,534)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(538,010)	(159,418)	(741,236)
Grant income	40,783	40,773	81,556
Interest expense	-	-	(63,995)

Total Other Income (Expense)	(497,227)	(118,645)	(723,675)

NET LOSS BEFORE INCOME TAXES	(2,119,059)	(730,743)	(5,116,209)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,119,059)	$(730,743)	$(5,116,209)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,558,082	11,340,000

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329

Cumulative effect of adoption of ASC 815	-	-	-	-	(1,632,825)	(43,808)	(1,676,633)

Preferred stock issued for cash
at $1,000 per share	810	81	-	-	(178,632)	-	(178,551)

Stock offering costs	-	-	-	-	(166,154)	-	(166,154)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(730,743)	(730,743)

Balance, December 31, 2009 (restated)	2,262	226	11,340,000	11,341	340,831	(2,997,150)	(2,644,752)

Preferred stock issued for cash
at $1,000 per share	575	58	-	-	574,942	-	575,000

Stock offering costs	-	-	-	-	(121,709)	-	(121,709)

Common stock issued for services	-	-	850,000	850	721,650	-	722,500

Amortization of options issued for services	-	-	-	-	39,210	-	39,210

Adjustment for derivative liability	-	-	-	-	(852,346)	-	(852,346)

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(2,119,059)	(2,119,059)

Balance, December 31, 2010	2,837	$284	12,190,000	$12,191	$702,578	$(5,116,209)	$(4,401,156)

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on May 15, 2006
	For the Years Ended		Through
	December 31,		December 31,
	2010	2009	2010
		(Restated)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,119,059)	$(730,743)	$(5,116,209)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	722,500	-	722,500
Warrants issued for services	39,210	-	39,210
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	1,117	800	2,717
Change in derivative liability, net of bifurcation	538,010	159,418	741,236
Changes in operating assets and liabilities
Accounts payable and accrued expenses	119,897	40,969	237,864

Net Cash Used in Operating Activities	(698,325)	(529,556)	(2,233,681)

INVESTING ACTIVITIES
Purchase of equipment	(1,390)	-	(5,390)

Net Cash Used in Investing Activities	(1,390)	-	(5,390)

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	889,875
Preferred stock issued for cash	575,000	810,000	1,947,000
Stock offering costs paid	(121,710)	(166,154)	(558,811)
Common stock issued for cash	-	-	10,000

Net Cash Provided by Financing Activities	453,290	643,846	2,288,064

NET INCREASE (DECREASE) IN CASH	(246,425)	114,290	48,993
CASH AT BEGINNING OF PERIOD	295,418	181,128	-

CASH AT END OF PERIOD	$48,993	$295,418	$48,993

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$852,345	$1,632,825	$4,214,958

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS

SignPath Pharma, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on May 15, 2006.  The Company was organized to develop proprietary formulations of curcumin (diferuloylmethane), a naturally occurring compound found in the root of the Curcuma longa (turmeric) plant, for applications in malignant diseases.  The Company’s product candidates are currently in the pre-clinical testing phase.

 The Company’s plan of action over the next twelve months is to continue its operations to develop proprietary formulations of curcumin and raise additional capital financing to sustain operations.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2010, the Company recognized sales revenue of $-0- and incurred a net loss of $2,119,059.  As of December 31, 2010, the Company had an accumulated deficit of $5,116,209.  During the year ended December 31, 2009, the Company recognized sales revenue of $-0- and incurred a net loss of $730,743.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2010 and 2009 the Company had $48,993 and $295,418 of cash, respectively.  The Company had no cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had  $0 of cash balances in excess of federally insured limits at December 31, 2010.

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computers	3 years
Equipment	5 years

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)
The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 and 2009, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Accounts Payable and Accrued Expenses	$-	$-	$(237,864)	$(237,864)
Derivative Liability	-	-	(4,214,958)	(4,214,958)
Total	$-	$-	$(4,452,822)	$(4,452,822)

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended December 31, 2010 and 2009, there were no applicable items on which the fair value option was elected.

Revenue Recognition
The Company will recognize revenue from the sale of their products in accordance with ASC 605. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

Research and Development Costs
The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $626,827 and $215,938 during the years ended December 31, 2010 and 2009, respectively.  The Company did receive grant income to help fund its research and development efforts during the years ended December 31, 2010 and 2009 totaling $40,783 and $40,773,  respectively.

Stock-Based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the year ended December 31, 2010 and 2009, the Company’s 4,576,696 and 3,478,554 warrants are excluded from the computation of diluted earnings per share, respectively, as they are anti-dilutive.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
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

NOTE 3 – EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets of 3 to 5 years. Depreciation expense was $1,117 and $800 for the years ended December 31, 2010 and 2009, respectively.

Equipment	2010	2009
Cost	$5,390	$4,000
Accumulated Depreciation	(2,717)	(1,600)
Net Book Value	$2,673	$2,400

NOTE 4 – BRIDGE FINANCING NOTES PAYABLE

Beginning in August 2007 the Company began a series of private financing transactions (collectively known as “Bridge Financing”) with certain accredited investors of units,  each unit consisting of $1 in principal amount of 10% promissory notes (“Bridge Stock”) and shares of Common Stock (“Bridge Stock”).  The Company had raised in fiscal year 2007 a total of $257,000 in Bridge Financing.  In 2008, the Company raised an additional $562,000 through the bridge financing arrangements.  As detailed in Note 7 below, during the year ended December 31, 2008, the Bridge Notes with all accrued interest were converted to 890 shares of the Company’s preferred stock.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

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

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its preferred stock and associated warrants to purchase common stock. On January 1, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. As of January 1, 2009 the Company had issued 3,572,714 warrants which have exercise prices that are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.85 and $1.27, respectively. If these provisions are triggered, the exercise price of all their warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the years ended December 31, 2010 and 2009 of $(538,010) and $(159,418), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

During the year ended December 31, 2010 the Company issued 676,775 warrants which were attached to 575 shares of convertible preferred stock.  The Company issued an additional 391,353 warrants as stock offering costs to the Company’s placement agent.  The Combined fair market value of the derivative liability associated with these issuances for the year ended December 31, 2010 was $852,346.

During the year ended December 31, 2009 the Company issued 953,370 warrants which were attached to 810 shares of convertible preferred stock.  The Company issued an additional 286,011 warrants as stock offering costs to the Company’s placement agent.  The Combined fair market value of the derivative liability associated with these issuances for the year ended December 31, 2009 was $988,552.

The Company classifies the fair value of these warrants under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The embedded derivatives that were analyzed and incorporated into the model included the conversion feature with the full ratchet reset, and the redemption options.

The Series A Preferred Derivatives were valued using the following assumptions:

•	The Company was 12 months from being publicly traded and the Company/Holder would convert the Preferred Stock based on 200% of the adjusted conversion price;
•	The Preferred maturity date used was 5 years following the Company being publically traded (rolling 6 years from the Valuation Date);

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

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

The warrants were valued at issuance and marked to market quarterly for the period 2009 through December 2010. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:

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

The Company determined the fair value of the preferred stock to be $2,564,963 and $1,642,409 and the fair value of the warrants to be $1,649,995 and $1,182,194 at December 31, 2010 and 2009, respectively.

The following shows the changes in the level three liability measured on a recurring basis for the year ended December 31, 2010:

Balance, January 1, 2009	$-
Cumulative effect of adoption of ASC 815	1,676,633
Derivative liability for preferred stock and warrants issued during the period	988,552
Derivative loss	159,418
Balance, January 1, 2010	2,824,603
Derivative liability for preferred stock and warrants issued during the period	852,345
Derivative loss	538,010
Balance, December 31, 2010	$4,214,958

NOTE 7 – CAPITAL STOCK

Common Stock
On June 16, 2010 the Company issued 400,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $340,000 in consulting expense.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 7 – CAPITAL STOCK (CONTINUED)

Common Stock (continued)
On December 28, 2010 the Company issued 450,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $382,500 in consulting expense.

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of December 31, 2010 the Company has issued 2,837 shares of Preferred Stock.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 7 – CAPITAL STOCK (CONTINUED)

Conversion (continued)
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

Between February 11 and November 19, 2010, the Company issued 575 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

Between March 5 and September 9, 2009, the Company issued 810 shares of its par value $0.10 convertible preferred stock at $1,000 per share.

On November 25, 2008, the Company issued 562 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 7 – CAPITAL STOCK (CONTINUED)

On November 25, 2008, the Company issued 890 shares of its par value $0.10 convertible preferred stock to extinguish bridge debt financing totaling $889,875.

Between January 24 and April 15, 2008, the Company issued 1,082,500 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.

NOTE 8 – WARRANTS

A summary of the status of the Company's warrants as of December 31, 2010 and changes during the periods ended December 31, 2010 and 2009 are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,065

*Fifth anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 7.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 9 – STOCK OPTIONS

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of December 31, 2010 the following options had been granted under the plan:

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company has recorded amortization expense of $39,210 related to these options for the year ended December 31, 2010.

NOTE 10 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2010 and 2009 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2010.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $3,433,538. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $334,834 from $1,004,246 to $1,339,080 for the year ended December 31, 2010.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2010 and 2009 were as follows:
	2010	2009
Cumulative NOL	$3,433,538	$2,574,989
Deferred Tax assets:
Net operating loss carry forwards	1,339,080	1,004,246
Valuation allowance	(1,339,080)	(1,004,246)
	$-	$-

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 10 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:
	2010	2009
Income tax benefit at U. S. federal statutory rates:	(826,433)	(284,989)
Stock-based compensation	281,775	-
Derivative liability	209,824	62,173
Change in valuation allowance	334,834	222,816
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009, nor were any interest or penalties accrued as of December 31, 2010.

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2007 are closed by expiration of the statute of limitations.   The years ended December 31, 2010, 2009, and 2008 are open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $3,433,538 expire in various years beginning in 2026 and carrying forward through 2030.

The Company has had numerous transactions in its common stock.  Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382.  Such change may result in an annual limitation on the amount of the Company's taxable income that may be offset with its net operating loss carry forwards.  The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

NOTE 11 – SUBSEQUENT EVENTS

On January 26, 2011, the Company issued 151 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.  Attached to the 151 shares of preferred stock are warrants to purchase 177,027 shares of the Company’s common stock at $1.27 per share.  In conjunction with the issuance, the Company issued warrants to its placement agent to purchase 106,636 shares of the Company’s common stock at $0.85 per share.

On March 15, 2011, the Company issued 50 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.  Attached to the 50 shares of preferred stock are warrants to purchase 58,850 shares of the Company’s common stock at $1.27 per share.  In conjunction with the issuance, the Company issued warrants to its placement agent to purchase 35,310 shares of the Company’s common stock at $0.85 per share.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS

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

Under ASC 815, derivative instruments are to be revalued at each reporting period with any change in the fair value of the instruments being recorded in the Company’s income statement.  The cumulative effect of the error through June 30, 2010 is a $340,786 reduction to the Company’s net income, a $3,027,055 increase in current liabilities, and a $2,686,269 decrease in additional paid-in capital.  Tables detailing the effect of the error on the Company’s previously filed financial statements for the year end December 31, 2009 and for all reporting periods from March 31, 2009 through March 31, 2010 have been included in the Company’s Form 10-Q filed on August 23, 2010.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet

	December 31, 2009
	Restated	Adjustments	As Filed
ASSETS
Cash	$295,418	$-	$295,418
Equipment, net	2,400	-	2,400

TOTAL ASSETS	$297,818	$-	$297,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$117,967	$-	$117,967
Derivative liability - preferred stock	1,642,409	1,642,409	-
Derivative liability - warrants	1,182,194	(1,182,194)	-

TOTAL LIABILITIES	2,942,570	(2,824,603)	117,967

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	226	-	226
Common stock	11,341	-	11,341
Additional paid-in capital	340,831	2,621,376	2,962,207
Deficit accumulated during the development stage	(2,997,150)	203,227	(2,793,923)

Total Stockholders' Equity (Deficit)	$(2,644,752)	$2,824,603	$179,851

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
	For the Year ended
	December 31, 2009
	Restated	Adjustments	As Filed
REVENUES	$-	$-	$-
OPERATING EXPENSES	612,098	-	612,098
OPERATING LOSS	(612,098)	-	(612,098)

OTHER INCOME (EXPENSE)
Gain on derivative liability	(159,418)	(159,418)	-
Grant income	40,773	-	40,773
Interest expense	-	-	-
Total Other Income (Expense)	(118,645)	(159,418)	40,773

NET LOSS BEFORE INCOME TAXES	(730,743)	(159,418)	(571,324)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(730,743)	$(159,418)	$(571,324)

BASIC LOSS PER SHARE	$(0.06)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	11,340,000	-	11,340,000

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statement of Cash Flows

	For the Year Ended
	December 31, 2009
	Restated	Adjustment	As Filed
OPERATING ACTIVITIES
Net loss	$(730,743)	$(159,418)	$(571,324)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued with bridge financing	-	-	-
Depreciation expense	800	-	800
Change in derivative liability	159,418	159,418	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	40,969	-	40,968

Net Cash Used in Operating Activities	(529,556)	-	(529,556)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	-	-
Stock offering costs paid	(166,154)	-	(166,154)
Preferred stock issued for cash	810,000	-	810,000
Common stock issued for cash	-	-	-

Net Cash Provided by Financing Activities	643,846	-	643,846

NET INCREASE IN CASH	114,290	-	114,290
CASH AT BEGINNING OF YEAR	181,128	-	181,128
CASH AT END OF YEAR	$295,418	$-	$295,418

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2010.  Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10.   DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is also a brief description of the relevant business and/or scientific experience and background of each person named below.

Officers, Directors and Other Key Staff

Our current officers, directors, and other key advisors to the Company consist of:

Name	Age	Position
Lawrence Helson, BSci, BMed,	80	Chief Executive Officer, Director, and President
M.Sci, MD
Arthur P. Bollon, Ph.D.	68	Director
Jack Levine, CPA	60	Director

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

Dr. Arthur P. Bollon has served as a director of the Company since May 28, 2008. Dr. Bollon has more than 25 years of experience in biotechnology as a scientist, executive and entrepreneur. From October 2003, until August 2010, he was the Chairman, President and Chief Executive Officer and since August 2010, he is a director and consultant to HemoBioTech, Inc. which is developing HemoTech, a potential substitute for human blood. He is a founder and had served as Chairman and Chief Executive Officer of   Wadley Biosciences Inc./LPL, a joint venture between Wadley Cancer Center and Phillips Petroleum  which focused on cancer and immune disease therapeutics from 1987 to 1991. From 1992 to 2000, he was a founder, Chairman and Chief Executive Officer of Cytoclonal Pharmaceutics Inc. which focused on cancer and infectious disease therapeutics. While at Cytoclonal, he completed an initial public offering. In addition, he has completed research contracts with multiple universities including UCLA, Montana State University, University of California at San Diego, Texas Tech University and University of British Columbia.

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

Jack Levine was appointed to the Board of Directors of the Company on July 12, 2010. Mr. Levine, a Certified Public Accountant, has been advising private companies for over 30 years. From 1999 to 2007 he served as an Independent Board Member to Pharmanet, Inc. (Nasdaq) where from 2006-2007, he served as Chairman of the Board; in 2005, was a member of the Nominating Committee, Lead Director in 2004; a member of the Compensation Committee in 2003, a Chairman of the Audit Committee in 1999. Pharmanet is a global drug development services company providing a comprehensive range of services to pharmaceutical biotechnology, generic drug and medical device companies. From 2004-2008, Mr. Levine served as Chairman of the Audit Committee of Grant Life Sciences (OTCBB), an R&D company focused on early detection of cervical cancer and also providing medical diagnostic kits. From 2000-2006, Mr. Levine was Chairman either of the Audit Committee, Executive Committee or ALCO Committee of Beach Bank, Miami Beach, Florida. He also served as Chairman of the Audit Committees of Prairie Fund (2000-2006) and Bankers Savings Bank (1996-1998). From 2004-2006, Mr. Levine was a member of the Audit Committee of Miami Dade County School Board, the nation’s third largest school system with an annual budget exceeding $5 Billion.

Mr. Levine has been a licensed CPA in Florida since 1983 and in New York since 2009. He has been a Committee member of the State of Florida – Florida Bar since 1993 and a Board Member of the Southeast Region of the American Friends of Bar-Ilan University since 2002.

Audit Committee

The Company’s audit committee presently consists of one member, Jack Levine.  Mr. Levine is an Audit Committee Financial Expert as defined in Item 407(d)(5)(i) of Regulation S-K.  The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the audit committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our audit committee member possesses an understanding of financial statements and generally accepted accounting principles.

Director Independence

The Company presently does not have any other committees of the Board of Directors, including compensation, nominating and corporate governance, and the Board acts together on all matters.  We are not required to comply with the director independence requirement of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the independent rules of Nasdaq provided by Rule 4200(a)(15).  As of the date of this report, Dr. Arthur Bollon and Jack Levine, two of our three directors, are non-officer independent members of the Board of Directors.

Arthur Bollon is also a director of HemoBioTech, Inc., however there have been no transactions between the Company and HemoBioTech, Inc.

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

Muhammad Majeed, Ph.D., is the Founder, President, and Chief Executive Officer, Sabinsa Corporation, a manufacturer of fine chemicals for nutritional, pharmaceutical and food industries.  Dr. Majeed received a B. Pharm. from Trivandrum Medical College, India; MS in Pharmacy and PhD in Industrial Pharmacy in  New York in 1975. He worked in Pfizer, Carter Wallace and other major companies on  drug formulations prior to establishing  Sabinsa Corp. whose goal was to integrate modern pharmaceutical  technology  with Ayurveda medicine. He developed methods  to extract and synthesize  medicinal products  such as Boswellin, curcuminoids, gugulipids, bioperine, citrine, petro Selenic acid, and 50 other standardized  products which are marketed globally  with the US and Japan  as the major markets. Currently Sabinsa manufactures synthetic intermediates used in pharmaceutical herb powders. Manufacturing, Research and Development is in India. His company has 32 U.S. and international patents.

Contingency Plan

In the event that Dr. Helson, our current CEO is unable to fulfill his duties, the Company expects that Dr. Tauseef Ahmed will serve as acting CEO until a permanent replacement is found.

Item 11.  Executive Compensation

The Company has entered into an employment contract with Dr. Lawrence Helson to secure his services as President and Chief Executive Officer.  The two-year period of the contract, as extended, ends May 31, 2011.  Dr. Helson will receive a base salary of $200,000 per annum plus bonuses at the discretion of the Board.  During the calendar years ended December 31, 2010, 2009 and 2008, Dr. Helson was paid approximately $85,000, $85,000 and $50,000 and the remainder of his salary was written off pursuant to Dr. Helson’s waiver.  On June 16, 2010 and December 28, 2010, the Board of Directors awarded Dr. Helson 300,000 restricted shares of Common Stock on each date.   Dr. Helson may terminate the agreement upon 30 days’ prior written notice.  If the Company terminates without Cause (as defined) or Dr. Helson terminates for Good Reason (as defined) or a Disability, the Company shall pay Dr. Helson in addition to all accrued compensation, a severance payment equal to six (6) months of the greater of (A) Dr. Helson’s then current base salary and (B) the highest base salary in effect that any time during the 90 days prior to termination.  The Company shall also pay the severance payment in the event it fails to notify Dr. Helson of its intentions to continue employment past the expiration date no less than 90 days prior to the expiration date, or if they fail to reach an agreement on a new employment agreement prior to the expiration date.  Dr. Helson’s employment agreement provides for a non-compete for one year following termination of employment with any business primarily involved in developing proprietary formulations of curcumin for application in malignant disorders. The shares of Common Stock issued to Dr. Helson were subject to a one-year vesting period which has expired.

Members of the Scientific Advisory Board (SAB) are reimbursed for reasonable expenses incurred in connection with travel to attend SAB meetings.  We expect a maximum of two SAB meetings will be held per year.  Advisors will be paid $2,000 for attending each meeting called by SignPath.  Options to purchase common shares of SignPath may be made available to the Advisor under the 2009 Option Plan.

The following table sets forth, with respect to the Company’s fiscal years ended December 31, 2010, 2009 and 2008, all compensation earned by each person who is required to be listed pursuant to Item 402(m)(2) of Regulation S-K.

Name and Principal Position	Year	Salary ($)		Bonus($)	Stock Awards ($)(1)(2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Lawrence Helson	2010	$96,000		0	510,000	0	0	0	$606,000
President and Chief	2009	$85,000		0	0	0	0	0	$85,000
Executive Officer	2008	$50,000	(1)

(1)           Under Dr. Helson’s employment contract he is to receive a base salary of $200,000 per annum.  He received $96,000, $85,000 and $50,000 during 2010, 2009 and 2008, respectively, and Dr. Helson waived the remainder due under his employment contract which amount was written off.

Director’s Compensation
Members of the Board of Directors are reimbursed for reasonable expenses incurred in connection with travel to attend board meetings.   Options to purchase common shares of SignPath will be made available to independent directors under the 2009 Option Plan, however, no cash compensation will be paid initially.  See “2009 Employee Stock Incentive Plan” below.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of date of this prospectus by (i) each person which is known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) by each of the Company’s directors, (iii) by each executive officer of the Company, and (iv) by all executive officers and directors as a group.

The address of each of the persons listed below, unless otherwise noted, is c/o Signpath Pharma Inc. 1375 California Road, Quakertown, PA 18951.

Name of Beneficial Owner	Number of Shares of common stock Beneficially Owned (1)		Percentage of common stock Beneficially Owned
Dr. Lawrence Helson (2)	2,100,000		17.2%
Dr. Arthur Bollon	800,000		6.6%
Jack Levine	30,000	(3)	1%
Meyers Associates, L.P. (4)	3,872,366	(5)	28.0%
Bruce Meyers (4)	8,506,000	(6)	59.0%
Imtiaz Khan (4)(7)	2,450,000		20.0%
All Executive Officers and Directors as a Group (3 persons)	2,930,000		23.8%

(1)  Less than 1% of  its total issued and outstanding shares except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights.  As of the date of this prospectus, there were 12,190,000 shares of our common stock issued and outstanding. As of that date, (i) 500,000 shares of common stock were reserved for issuance under our 2009 Option Plan of which 100,000 options had been granted; (ii) approximately 3,605,00 shares of our common stock were reserved for issuance pursuant to conversion of preferred stock; (iii) approximately 3,605,00 shares were reserved for issuance pursuant to exercise of warrants to purchase common stock; (iv) 368,894 shares of our common stock were reserved for issuance pursuant to the issuance of Dividend Shares; and (v) there were Placement Agent Warrants to purchase approximately 1,346,624 shares of common stock equal to 15% of the securities sold in the 2008, 2009 and 2010 Private Placements.

On June 16, 2010, the Board of Directors awarded: (A)  Dr. Helson 300,000 shares of restricted common stock as a bonus; and (B) Meyers Associates 100,000 shares of restricted common stock in consideration of services rendered in various administrative functions for which the Company does not have staff and for which Meyers Associates was  not previously compensated.

On July 12, 2010, Jack Levine was elected to the Company's Board of Directors and as Chairman of its Audit Committee.  Purusant to his agreement with the Company, Mr. Levine was granted options to purchase 100,000 shares of Common Stock exercisable for 10 years at $.85 per share, vesting over the first three anniversary dates of his service.

On December 28 , 2010, the Board of Directors awarded:  (A) Dr. Helson 50,000 restricted shares of common stock in consideration of his forfeiture of approximately $115,000 of accrued salary, an additional 150,000 shares of restricted common stock as a bonus through December 31, 2010, and (B) 150,0000 shares of restricted common stock to Meyers Associates in lieu of any other compensation for performing various administrative functions for the Company which is without staff.

(2) Dr. Helson, our CEO, is also an unpaid consultant to Meyers Associates, L.P.

(3) Does not include options to purchase 100,000 shares of common stock granted on July 12, 2010 which vest in three equal installments on the first three anniversary dates from the date of grant.

(4) The address of each of these persons is 45 Broadway, 2nd Fl., New York, NY 10006.

(5) Includes 2,300,000 shares of Common Stock, an aggregate of 1,314,313 shares of common stock issuable upon exercise of Meyers Associates’ Unit Purchase Options and 275,418 shares of common stock underlying 117 units purchased by Meyers Associates in the 2008 Private Placement; but does not include additional shares of common stock beneficially owned by Bruce Meyers, the President of Meyers Associates.  Bruce Meyers has the power to vote and dispose of the Shares owned by Meyers Associates.

(6) Mr. Meyers is Principal and Chief Executive Officer of Meyers Associates.  This amount includes 2,657,500 shares of common stock and an aggregate of 623,033 shares of common stock issuable underlying 264.67 Units purchased by Mr. Meyers in the 2008 Private Placement, as well as the shares owned by Meyers Associates set forth in note (3) above.

(7) Mr. Kahn is an employee of Meyers Associates.

Unless otherwise indicated in the foregoing table (or the footnotes thereto), the persons named in the table have sole voting and dispositive power with respect to the shares of the Company’s common stock and/or options owned by such person, subject to community property laws where applicable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described elsewhere in this report, the Company and Meyers Associates LP, the placement agent for its Preferred Stock Offering, have numerous relationships and related transactions.  Mr. Bruce Meyers, the Principal and Chief Executive Officer of Meyers Associates LP, founded our Company.  Mr. Meyers beneficially owns approximately 59% of the Company’s common stock and therefore, has influence in the affairs and operations of the Company which may present a conflict of interest between the Company and the Placement Agent.

On May 12, 2008, the Company sold an aggregate of 10,000,000 Founders Shares of Common Stock, $.001 par value, to the following five (5) persons: Bruce Meyers, the Company’s founder (2,600,000 shares); Meyers Associates, L.P. (2,600,000 shares); Imtiaz Khan, Managing Director of Meyers Associates (2,500,000 shares); Dr. Arthur Bollon, a Director (800,000 shares) and Dr. Lawrence Helson, Chief Executive Officer (1,500,000 shares).  The shares were issued in consideration of par value of $.001 per share and services rendered.

Between August 2007 and April 2008, the Company completed five separate private financings (collectively, the “Bridge Financing”) with certain accredited investors of units, each unit consisting of $1 in principal amount of 10% promissory notes (referred to herein as the “Bridge Notes”) and shares of Common Stock (the “Bridge Shares”).  The Company raised gross proceeds of approximately $847,500 in the Bridge Financing and the holders of the Bridge Note also received for an aggregate of 1,365,000 shares of Bridge Shares.  The holders of $889,876 of Bridge Notes (including accrued and unpaid interest) converted their Bridge Notes into Units in the Company’s November 28, 2008 financing described below.  Mr. Meyers, the principal of Meyers Associates, L.P. which acted as the placement agent and is the Company’s founder, was the holder of $57,500 in principal amount of Bridge Notes which he exchanged for Units in the November 28, 2008 financing and retained his 57,500 Bridge Shares.

On November 28, 2008, SignPath sold 1501.88 units (“Units”) of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the effective date of this Registration Statement, subject to adjustment, and (ii) one Warrant to purchase, 1,177 shares of common stock at $1.27 per share for a five-year period following the effective date.  The Units were sold to 21 accredited investors, including Meyers Associates, L.P., which purchased 117 Units as placement agent.  Bruce Meyers, Founder of the Company, President and CEO of Meyers Associates, purchased 264.67 units.  Meyers Associates received sales and commissions of 10% of the gross proceeds of $1,501,876 from the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering, and a Unit Purchase Option to purchase 15% of the securities sold in the offering.

Between February 19, 2009 and February 11, 2010, the Company sold 785 Units (the same as described in the prior paragraph) pursuant to a new offering dated December 12, 2008.  The Units were sold to 13 accredited investors.  Meyers Associates L.P., received sales commissions of 10% ($78,500) of the gross proceeds of $785,000 from the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering, and a Unit Purchase Option to purchase 15% of the securities sold in the offering.

Between May 21, 2010 and December 30, 2010 the Company sold 550 Units (the same as described in the prior paragraph) pursuant to a new offering dated April 29, 1010 (the “2010 Private Placement”).  The Units were sold to 7 different investors.  Meyers Associates L.P., received sales commissions of 10% ($55,000) of the gross proceeds of $550,000 from the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering, and a Unit Purchase Option to purchase 15% of the securities sold in the offering.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Fiscal 2010 and 2009, M&K CPAs, PLLC (“M&K”) served as our independent auditors.  The following table presents fees for professional audit services rendered by M&K and Moore for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and fees for other services rendered by such firms during those periods.

	2010	2009
Audit Fees	27,000	9,800
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	27,000	4,800
Total

Audit Fees. Annual audit fees relate to services rendered in connection with the audit of our annual financial statements and the quarterly reviews of financial statements included in our Forms 10-Q.

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

All Other Fees:  The aggregate fees, including expenses, billed for all other services, not described above, rendered to the Company by M&K during Fiscal year 2010 and 2009 were zero.

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

Audit—Annual audit fees relate to services rendered in connection with the audit of our financial statements and the quarterly reviews of financial statements included in our Forms 10-Q.

Audit Related Services—Audit related services include fees for SEC registration statement services, benefit plan audits, consultation on accounting standards or transactions, statutory audits, and business acquisitions.

Tax—Tax services include fees for tax compliance, tax advice and tax planning.

All Other – fees for all other services provided by M&K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the registrant (1)
3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.3	By-Laws of the registrant (1)
3.4	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.5	Certificate of Amendment of the registrant dated May 27, 2008 (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Bridge Note (1)
4.4	Form of Registration Rights Agreement (1)
4.5	Form of Subscription Agreement (1)
10.1	Employment Agreement dated as of July 1, 2007 between the registrant and Dr. Lawrence Helson (1)

10.2		2009 Employee Stock Incentive Plan (1)
10.3		License Agreement from University of Texas MD Anderson Career Center (1)
10.4		License Agreement from The Johns Hopkins University (1)
10.5		September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)
10.6		January 30, 2008 Service Agreement with Brookwood Pharmaceuticals (1)
10.7		Sponsored Research Agreement dated as of September 18, 2007, by and between The Johns Hopkins University, employer of Dr. Anirban Maitra and the registrant. (1)
10.8		Form of Consulting Agreement for Scientific Advisory Board Members (1)
10.9		Patent and Technology License Agreement dated August 18, 2008 between the registrant and the University of North Texas Health Science Center. (1)
10.10		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)
10.11		Agreement dated June 30, 2007 by and between the Registrant and SAFC. (1)
10.12		Placement Agency Agreement dated as of May 28, 2008 by and between SignPath Pharma Inc. and Meyers Associates, L.P. (1)
10.13		Indemnification Agreement dated as of December, 2008 by and between SignPath Pharma Inc. and Meyers Associates, L.P. (1)
10.14		Extension of Dr. Helson’s employment agreement.(1)
10.15		Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.
10.16		Agreement dated June 30, 2009 by and between the registrant and Topaz Technology, Inc.
*10	.17	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010.
*31	.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
*32	.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* As filed with this Report

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

Dated: March 29, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Lawrence Helson	Chief Executive Officer and Chief Financial Officer	March 29, 2011
Lawrence Helson

/s/ Arthur P. Bollon	Director	March 29, 2011
Arthur P. Bollon, Ph.D.

/s/ Jack Levine	Director	March 29, 2011
Jack Levine

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

10.17	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.