Form 10-Q
period 2011-03-31
SignPath Pharma, Inc.
filed 2011-05-13
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2011

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

As of May 16, 2011, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,190,000 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2011

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	3
Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from Inception on May 15, 2006 through March 31, 2011 (unaudited)	4
Condensed Statements of Stockholders’ Equity (Deficit) for the period from Inception on May 15, 2006 through March 31, 2011 (unaudited)	5-6
Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from Inception on May 15, 2006 through March 31, 2011 (unaudited)	7
Notes to Condensed Financial Statements (unaudited)	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Evaluation of Disclosure Controls and Procedures	23

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors – Not Applicable	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. (Reserved)	24
Item 5. Other Information	24
Item 6. Exhibits	24

SIGNATURES	26

EXHIBIT INDEX	27

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$90,614	$48,993

Total Current Assets	90,614	48,993

EQUIPMENT, net	2,357	2,673

TOTAL ASSETS	$92,971	$51,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$646,297	$237,864
Derivative liability	4,644,812	4,214,958

Total Current Liabilities	5,291,109	4,452,822

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares authorized 3,038 and 2,837 shares issued and outstanding, respectively	304	284
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,190,000 shares issued and outstanding, respectively	12,191	12,191
Additional paid-in capital	574,879	702,578
Deficit accumulated during the development stage	(5,785,512)	(5,116,209)

Total Stockholders' Deficit	(5,198,138)	(4,401,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$92,971	$51,666

The accompanying notes are an integral part of these financial statements

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	31,168	37,268	1,102,193
Professional fees	58,042	14,875	946,307
Financing expense	-	-	1,063,401
Research and development	453,224	61,313	1,823,068

Total Operating Expenses	542,434	113,456	4,934,969

OPERATING LOSS	(542,434)	(113,456)	(4,934,969)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(126,869)	(95,230)	(868,105)
Grant income	-	40,784	81,557
Interest expense	-	-	(63,995)

Total Other Income (Expense)	(126,869)	(54,446)	(850,543)

NET LOSS BEFORE INCOME TAXES	(669,303)	(167,902)	(5,785,512)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(669,303)	$(167,902)	$(5,785,512)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,190,000	11,340,000

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Preferred stock issued for cash at $1,000 per share	575	58	-	-	574,942	-	575,000
Stock offering costs	-	-	-	-	(121,709)	-	(121,709)
Common stock issued for services	-	-	850,000	850	721,650	-	722,500
Amortization of options issued for services	-	-	-	-	39,210	-	39,210
Adjustment for derivative liability	-	-	-	-	(852,346)	-	(852,346)
Net loss for the year ended
December 31, 2010	-	-	-	-	-	(2,119,059)	(2,119,059)
Balance, December 31, 2010	2,837	284	12,190,000	12,191	702,578	(5,116,209)	(4,401,156)
Preferred stock issued for cash at $1,000 per share (unaudited)	201	20	-	-	200,980	-	201,000
Stock offering costs (unaudited)	-	-	-	-	(31,536)	-	(31,536)
Amortization of options issued for services (unaudited)	-	-	-	-	5,842	-	5,842
Adjustment for derivative liability (unaudited)	-	-	-	-	(302,985)	-	(302,985)
Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	-	(669,303)	(669,303)
Balance, March 31, 2011 (unaudited)	3,038	$304	12,190,000	$12,191	$574,879	$(5,785,512)	$(5,198,138)

The accompanying notes are an integral part of these financial statements

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(669,303)	$(167,902)	$(5,785,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	722,500
Warrants issued for services	5,842	-	45,052
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	316	200	3,033
Change in derivative liability, net of bifurcation	126,869	95,230	868,105
Changes in operating assets and liabilities
Accounts payable and accrued expenses	408,433	23,212	646,297

Net Cash Used in Operating Activities	(127,843)	(49,260)	(2,361,524)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES
Preferred stock issued for cash	201,000	25,000	2,148,000
Stock offering costs paid	(31,536)	(7,750)	(590,347)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable	-	-	889,875

Net Cash Provided by Financing Activities	169,464	17,250	2,457,528

NET INCREASE (DECREASE) IN CASH	41,621	(32,010)	90,614
CASH AT BEGINNING OF PERIOD	48,993	295,418	-
CASH AT END OF PERIOD	$90,614	$263,408	$90,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$302,985	$-	$4,644,812

The accompanying notes are an integral part of these financial statements

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended March 31, 2011, the Company recognized sales revenue of $-0- and incurred a net loss of $669,303.  As of March 31, 2011, the Company had an accumulated deficit of $5,785,512.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

During the three months ended March 31, 2011 the Company issued 236,577 warrants which were attached to 201 shares of convertible preferred stock.  The Company issued an additional 141,946 warrants as stock offering costs to the Company’s placement agent.  The Combined fair market value of the derivative liability associated with these issuances for the three months ended March 31, 2011 was $302,985.

During the year ended December 31, 2010 the Company issued 676,775 warrants which were attached to 575 shares of convertible preferred stock.  The Company issued an additional 391,353 warrants as stock offering costs to the Company’s placement agent.  The Combined fair market value of the derivative liability associated with these issuances for the year ended December 31, 2010 was $852,346.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

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

The Series A Preferred Derivatives were valued using the following assumptions:

•	The Company was 12 months from being publicly traded and the Company/Holder would convert the Preferred Stock based on 200% of the adjusted conversion price;
•	The Preferred conversion date used was 5 years following the affective date of the Company’s registration statement (rolling 6 years from the Valuation Date);
•	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;
•	The projected volatility curve was based on the average of 17 comparable biotech companies historical volatility:
•	The Holder would automatically convert at a stock price of $1.70 if the Company was not in default;
•	The Holder would convert on a quarterly basis in equal amounts to maturity if in the money; and
•	Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market.

The warrants were valued at issuance and marked to market quarterly through March 2011. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:

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

The Company determined the fair value of the preferred stock to be $2,859,436 and $2,564,963 and the fair value of the warrants to be $1,785,376 and $1,649,995 at March 31, 2011 and December 31, 2010, respectively.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

The following shows the changes in the level three liability measured on a recurring basis from the adoption of ASC 815 through the three months ended March 31, 2011:

Balance, January 1, 2009	$-
Cumulative effect of adoption of ASC 815	1,676,633
Derivative liability for preferred stock and warrants issued during the period	988,552
Derivative loss	159,418
Balance, January 1, 2010	2,824,603
Derivative liability for preferred stock and warrants issued during the period	852,345
Derivative loss	538,010
Balance, December 31, 2010	4,214,958
Derivative liability for preferred stock and warrants issued during the period	302,985
Derivative loss	126,869
Balance, March 31, 2011	$4,644,812

NOTE 6 – CAPITAL STOCK

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

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of March 31, 2011 the Company has issued 3,038 shares of Preferred Stock.

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
March 31, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK (CONTINUED)

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
March 31, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

Between January 26 and March 15, 2011 the Company issued 201 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 7 – WARRANTS

A summary of the status of the Company's warrants as of March 31, 2011 is presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,065
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
03/15/11	29,425	1.27	37,370	*
03/15/11	29,425	1.27	37,370	*
01/26/11	106,636	0.85	90,641	*
03/15/11	35,310	0.85	30,014	*
Outstanding at 3/31/2011	4,925,205	1.15	$5,688,173

*Fifth anniversary date of the next registration statement to be filed.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011 and December 31, 2010

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

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company recorded amortization expense of $5,842 related to these options for the three months ended March 31, 2011.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, the Company had $90,614 and $48,993, respectively, of cash on hand.  The Company’s working capital deficit increased from ($4,403,829) at December 31, 2010 to a deficit of ($5,200,495), as of March 31, 2011, as a result of  a decrease in cash resulting from a loss from operations  of ($669,303) offset, in part, by an increase in accounts payable of $408,433 and a $429,854 increase in derivative liability on its preferred stock and warrants.  SignPath had a deficit accumulated during the development stage of $5,785,512, as of March 31, 2011.

During the 12 months ended and December 31, 2010, SignPath sold 575 Units (the “2010 Private Placement”) consisting of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date.  The Company received gross proceeds of $575,000 and incurred stock offering costs of $121,709 related to such offering.

During the three month period ended March 31, 2011, the Company sold an additional 201 Units.  The Company received gross proceeds of $201,000 and incurred stock offering costs of $31,536 related to the Offering.  As part of such offering, the Company attributed $137,981 of the total $200,980 paid-in-capital associated with the transaction to the Warrants based on the fair market value of the Warrants.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $45,000 per month.  Thus, it is expected that the Company currently does not have sufficient cash on hand to operate through the end of the fiscal year ended 2011.  Management believes it has enough funds to complete its pre-clinical trials.  Management believes that it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during the three months ended March 31, 2011 (“Fiscal 2011”) was $127,843 compared to cash used of $49,260 during the comparable period in 2010 (“Fiscal 2010”).  This resulted from a net loss of $669,303 in Fiscal 2011, offset by an increase in accounts payable and accrued expenses of $408,433, and a change in the fair value of the Company’s derivative liability of $126,869.  This compared to a loss of $167,902 during Fiscal 2010 and an increase in accounts payable and accrued expenses of $23,212 and a change in the fair value of the Company’s derivative liability of $95,230.

The Company had net cash provided by financing activities of $169,464 in Fiscal 2011 as a result of the $201,000 received in the 2011 Private Placement described above, reduced by $31,536 of offering costs.  During Fiscal 2010, the Company had $17,250 of net cash provided by financing activities as a result of the $25,000 received from the 2010 Private Placement of Preferred Stock less the stock offering costs of $7,750.

As a result of the foregoing, the Company’s cash increased by $41,621 during Fiscal 2011 from $48,993 to $90,614.

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

Material Changes in Results of Operations

Three months ended March 31, 2011, as compared with three months ended March 31, 2010

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the three months ended March 31, 2011 (the “2011 Period”) increased to $542,434, as compared with $113,456 during the three months ended March 31, 2010 (the “2010 Period”) primarily as a result of $453,224 of research and development expenses related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses decreased to $31,168 in the 2011 Period from $37,268 in the 2010 Period, primarily as a result of a reduction in travel and other office related expenses.

The Company incurred an aggregate of $453,224 in research and development fees in the 2011 Period as compared to $61,313 in the 2010 Period.  This included $23,156 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other research and development payments included $242,897, $137,559 and $15,600 to Polymnun, Nucro Technology and Regis Pharmaceuticals, respectively, for lab fees and other costs related to the Company’s research and development efforts.

Payments in the 2010 Period included $19,370 and $10,000 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) and John Hopkin’s University, respectively, for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other research and development payments included $9,723, $12,886 and $5,000 to Chemic Laboratories, Regulus Pharmaceutical Consulting, and TCG Lifesciences, respectively, for lab fees and other costs related to the Company’s research and development efforts.

The amount paid for research and development in the 2011 Period consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies in the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During the 2010 Period, the Company paid UTMDACC for non-clinical and mouse pre-clinical pre-GLP studies of lipomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from curcumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $669,303 in the 2011 Period as compared to a net loss of $167,902 in the 2010 period.  This translates to a loss per share of $0.05 in the 2010 Period compared to $0.01 in the 2010 Period.

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

The Company believes that a novel pharmaceutical preparation with enhanced absorption of the active compound with resistance to hepatic inactivation could potentially have greater clinical efficacy than the oral versions. The laboratory and oral administration studies by other researchers, to date, suggest that curcumin has high potency. The Company believes that an alternate route for administering this compound, such as the Company's parenteral (taken into the body other than through the digestive canal) formulation, could be more effective at lower dosages. SignPath intends to develop a parenteral liposomal formulation, and a nanoparticle formulation, nanocurcumin, to overcome the limitations of the oral form.

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

Nanocurcumin: The Company intends to obtain commercial volumes of purified curcumin from third party manufacturers, Sabinsa and/or Regis Pharmaceuticals, in quantities suitable to satisfy preclinical and clinical demands. The Company believes that the manufacture of Iiposomal curcumin and nanocurcumin can also be scaled up as necessary since these additional substances are readily available from commercial sources utilizing established production technologies. We plan to outsource nanocurcumin pre-clinical development to M.D. Anderson. We will continue non-clinical and preclinical analyses of nanocurcumin at the NCI Nanocharacterization Laboratory. The nanocurcumin program will be managed by M.D. Anderson through the filing of the Company's IND. However, we intend to develop direct injection nanocurc, a new clinical entity at The Johns Hopkins Cancer Center for preventive therapy of inducted curcumin in situ in rats. Nanocurc, a parenteral formulation of nanocurcumin in human pancreatic cancer xenografts in nude mice has demonstrated anti-cancer effects. This formulation has activity against breast cancer-DCIS and passes the blood brain barrier.  We intend to conduct a European Phase I dose funding in Parkinson's Disease for volunteers in collaboration with Polymun, Vienna, Austria. Upon completion, we will also continue studies of nanocurcumin, PLGA-nanocurcumin and lipsomal curcumin against L-DOPA induced dyskinesias in dogs. We will measure inhibiting effects of curcumin on disease progression in Parkinson's Disease patients at the University of Western Ontario, Canada. Contracts with these institutions will be initiated upon receipt of manufactured nanocurcumin.

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

As of March 31, 2011, we had cash and cash equivalents of $90,614.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2011, Registrant sold 201 units (the “Units”), of its securities at a price of $1,000 per Unit or $201,000.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $201,000 and paid 10% sales commissions of $20,100 to Meyers Associates, L.P. the Company’s placement agent.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved

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

Dated: May 13, 2011	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2011

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