Form 10-Q
period 2011-06-30
SignPath Pharma, Inc.
filed 2011-08-10
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 333-158474

SIGNPATH PHARMA INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5079533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 9, 2011, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,190,000 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended June 30, 2011

Table of Contents

		Page
PART I .	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited)	4
	Condensed Statements of Operations for the three months and six months ended June 30, 2011 and 2010 and for the period from Inception on May 15, 2006 through June 30, 2011 (unaudited)	5
	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period from Inception on May 15, 2006 through June 30, 2011 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Evaluation of Disclosure Controls and Procedures	20

PART II .	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors – Not Applicable	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	22
Item 4	(Reserved)	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
SIGNATURES		22
EXHIBIT INDEX		23

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$21,241	$48,993

Total Current Assets	21,241	48,993

EQUIPMENT, net	2,041	2,673

TOTAL ASSETS	$23,282	$51,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$795,139	$237,864
Derivative liability	4,807,711	4,214,958

Total Current Liabilities	5,602,850	4,452,822

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares authorized 3,236 and 2,837 shares issued and outstanding, respectively	323	284
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,190,000 shares issued and outstanding, respectively	12,191	12,191
Additional paid-in capital	447,075	702,578
Deficit accumulated during the development stage	(6,039,157)	(5,116,209)

Total Stockholders' Deficit	(5,579,568)	(4,401,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,282	$51,666

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	42,025	74,186	73,193	126,329	1,144,218
Professional fees	23,190	340,000	81,232	340,000	969,497
Financing expense	-	-	-	-	1,063,401
Research and development	319,983	162,773	773,207	224,086	2,143,051

Total Operating Expenses	385,198	576,959	927,632	690,415	5,320,167

OPERATING LOSS	(385,198)	(576,959)	(927,632)	(690,415)	(5,320,167)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	131,553	(42,330)	4,684	(137,560)	(736,552)
Grant income	-	-	-	40,784	81,557
Interest expense	-	-	-	-	(63,995)

Total Other Income (Expense)	131,553	(42,330)	4,684	(96,776)	(718,990)

NET LOSS BEFORE INCOME TAXES	(253,645)	(619,289)	(922,948)	(787,191)	(6,039,157)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(253,645)	$(619,289)	$(922,948)	$(787,191)	$(6,039,157)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.05)	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,190,000	11,405,934	12,190,000	11,373,149

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on May 15, 2006
	For the Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(922,948)	$(787,191)	$(6,039,157)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	340,000	722,500
Warrants issued for services	11,684	-	50,894
Common stock issued with bridge financing		-	1,139,001
Depreciation expense	632	484	3,349
Change in derivative liability, net of bifurcation	(4,684)	137,560	736,552
Changes in operating assets and liabilities
Accounts payable and accrued expenses	557,275	44,818	795,139

Net Cash Used in Operating Activities	(358,041)	(264,329)	(2,591,722)

INVESTING ACTIVITIES

Purchase of equipment	-	(1,390)	(5,390)

Net Cash Used in Investing Activities	-	(1,390)	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	398,500	50,000	2,345,500
Stock offering costs paid	(68,211)	(15,000)	(627,022)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable	-	-	889,875

Net Cash Provided by Financing Activities	330,289	35,000	2,618,353

NET INCREASE (DECREASE) IN CASH	(27,752)	(230,719)	21,241
CASH AT BEGINNING OF PERIOD	48,993	295,418	-
CASH AT END OF PERIOD	$21,241	$64,699	$21,241

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$597,437	$-	$4,807,711

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2011, the Company recognized sales revenue of $-0- and incurred a net loss of $922,948.  As of June 30, 2011, the Company had an accumulated deficit of $6,039,157. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

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

During the six months ended June 30, 2011 the Company issued 469,034 warrants which were attached to 399 shares of convertible preferred stock.  The Company issued an additional 281,421 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances for the six months ended June 30, 2011 was $597,437.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

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

The warrants were valued at issuance and marked to market quarterly through June 2011. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:

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

The Company determined the fair value of the preferred stock to be $2,888,641and $2,564,963 and the fair value of the warrants to be $1,919,070 and $1,649,995 at June 30, 2011 and December 31, 2010, respectively.

The following shows the changes in the level three liability measured on a recurring basis from the adoption of ASC 815 through the six months ended June 30, 2011:

Balance, January 1, 2009	$-
Cumulative effect of adoption of ASC 815	1,676,633
Derivative liability for preferred stock and warrants issued during the period	988,552
Derivative loss	159,418
Balance, January 1, 2010	2,824,603
Derivative liability for preferred stock and warrants issued during the period	852,345
Derivative loss	538,010
Balance, December 31, 2010	4,214,958
Derivative liability for preferred stock and warrants issued during the period	597,437
Derivative gain	(4,684)
Balance, June 30, 2011	$4,807,711

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK

Common Stock
On June 16, 2010, the Company issued 400,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $340,000 in consulting expense.

On December 28, 2010, the Company issued 450,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $382,500 in consulting expense.

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of June 30, 2011, the Company has issued 3,236 shares of Preferred Stock.

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
June 30, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

The Conversion Price is also subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution on any class of the Company’s capital stock; or (ii) the combination, subdivision or reclassification of the common stock.  No fractional shares will be issued upon conversion.  Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally-available funds.The shares of Preferred Stock may also be converted into common stock at the Conversion Rate at the Company’s option following the effectiveness of a Registration Statement, if the Company’s common stock trades above 200% of the Conversion Rate per share for a period of 20 consecutive trading days.

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

Between January 26 and June 30, 2011 the Company issued 399 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

Between February 11 and November 19, 2010, the Company issued 575 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

NOTE 7 – WARRANTS

A summary of the status of the Company's warrants as of June 30, 2011 is presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063

01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	29,425	1.27	37,370	*
03/15/11	29,425	1.27	37,370	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	29,425	1.27	37,370	*
04/06/11	88,275	1.27	112,109	*
06/08/11	51,200	0.85	43,520	*
06/08/11	14,712	1.27	18,684	*
06/08/11	11,770	1.27	14,948	*
06/08/11	58,850	127	74,740	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
Outstanding at 6/3011	5,297,137	1.15	$6,101,946

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of June 30, 2011 the following options had been granted under the plan:

NOTE 8 – STOCK OPTIONS (CONTINUED)

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility,2.02% risk free rate.  The Company record amortization expense of $11,684 related to these options for the six months ended June 30, 2011.

NOTE 9– SUBSEQUENT EVENTS

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, the Company had $21,241 and $48,993, respectively, of cash on hand.  The Company’s working capital deficit increased from ($4,403,829) at December 31, 2010 to a deficit of ($5,581,609), as of June 30, 2011, as a result of  a decrease in cash resulting from a loss of ($922,948) offset, in part, by an increase in accounts payable of $557,275.  SignPath had a deficit accumulated during the development stage of $6,039,157, as of June 30, 2011.

During the 12 months ended December 31, 2010, SignPath sold 575 Units (the “2010 Private Placement”) consisting of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $575,000 and incurred stock offering costs of $121,709 related to such offering.

During the six month period ended June 30, 2011, the Company sold an additional 398.5 Units.  The Company received gross proceeds of $398,500 and incurred stock offering costs of $68,211 related to the Offering.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $60,000 per month.  Thus, it is expected that the Company currently does not have sufficient cash on hand to operate through the end of the fiscal year ended 2011.  Management believes it has enough funds to complete its pre-clinical trials.  Management believes that it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during the six months ended June 30, 2011 (“Fiscal 2011”) was $358,041 compared to cash used of $264,329 during the comparable period in 2010 (“Fiscal 2010”).  This resulted from a net loss of $922,948 in Fiscal 2011, offset by an increase in accounts payable and accrued expenses of $557,275, and a change in the fair value of the Company’s derivative liability of ($4,684).  This compared to a loss of $787,191 during Fiscal 2010 and an increase in accounts payable and accrued expenses of $44,818 and a change in the fair value of the Company’s derivative liability of $137,560.

The Company had net cash provided by financing activities of $330,289 in Fiscal 2011 as a result of the $398,500 received in the 2011 Private Placement described above, reduced by $68,211 of offering costs.  During Fiscal 2010, the Company had $35,000 of net cash provided by financing activities as a result of the $50,000 received from the 2010 Private Placement of Preferred Stock less the stock offering costs of $15,000.

As a result of the foregoing, the Company’s cash decreased by $27,752 during Fiscal 2011 from $48,993 to $21,241.

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

Material Changes in Results of Operations

Six months ended June 30, 2011, as compared with six months ended June 30, 2010

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the six months ended June 30, 2011 (the “2011 Period”) increased to $927,632, as compared with $690,415 during the six months ended June 30, 2010 (the “2010 Period”) primarily as a result of $773,207 of research and development expenses related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses decreased to $73,193 in the 2011 Period from $126,329 in the 2010 Period, primarily as a result of a reduction in travel and other office related expenses.  Professional fees decreased to $81,232 in the 2011 period from $340,000 in the 2010 Period, primarily as a result of common stock issued for services issued in 2010.

During the 2011 period, the Company incurred an aggregate of $773,207 in research and development fees in the 2011 Period as compared to $224,086 in the 2010 Period.  This included $110,254 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology and Regis Pharmaceuticals for $253,571, $177,559 and $99,505, respectively, for lab fees and other costs related to the Company’s research and development efforts.

Payments in the 2010 Period included $19,370 and $10,000 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) and John Hopkin’s University, respectively, for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Chemic Laboratories, ClinicPace Worldwide, and Surmodics Pharmaceuticals for $80,287, $49,971, and $32,000, respectively, for lab fees and other costs related to the Company’s research and development efforts.

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

As a result of the foregoing, the Company had a net loss of $922,948 in the 2011 Period as compared to a net loss of $787,191 in the 2010 period.  This translates to a loss per share of $0.08 in the 2011 Period compared to $0.07 in the 2010 Period.

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

As of June 30, 2011, we had cash and cash equivalents of $21,241.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of June 30, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three-month period ended June 30, 2011, Registrant sold 197,500 units (the “Units”), of its securities at a price of $1,000 per Unit or $197,500.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $197,500 and paid 10% sales commissions of $19,750 to Meyers Associates, L.P. the Company’s placement agent.

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

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Reserved
Item 5.	Other Information.
None.
Item 6.	Exhibits.
Exhibits.
Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (1)
3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.3	By-Laws of the registrant (1)
3.4	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.5	Certificate of Amendment of the registrant dated May 27, 2008 (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Bridge Note (1)
4.4	Form of Registration Rights Agreement (1)
4.5	Form of Subscription Agreement (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

(1)           Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474, declared effective on August 10, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2011	SIGNPATH PHARMA INC.
	By:	/s/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2011

EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation