Form 10-Q
period 2011-09-30
SignPath Pharma, Inc.
filed 2011-11-21
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2011

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

As of November 18, 2011, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,290,000 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2011

Table of Contents

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited)	4
	Condensed Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 and for the period from Inception on May 15, 2006 through September 30, 2011 (unaudited)…	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period from Inception on May 15, 2006 through September 30, 2011 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2626
Item 4.	Evaluation of Disclosure Controls and Procedures	26

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors – Not Applicable	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Reserved)	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		30
EXHIBIT INDEX		31

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$324,267	$48,993

Total Current Assets	324,267	48,993

EQUIPMENT, net	1,725	2,673

TOTAL ASSETS	$325,992	$51,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$810,936	$237,864
Derivative liability	5,919,081	4,214,958
Note payable	5,000	-

Total Current Liabilities	6,735,017	4,452,822

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares
authorized 3,856 and 2,837 shares issued and
outstanding, respectively	385	284
Common stock; $0.001 par value, 45,000,000 shares
authorized; 12,190,000 shares issued
and outstanding, respectively	12,191	12,191
Additional paid-in capital	32,740	702,578
Deficit accumulated during the development stage	(6,454,341)	(5,116,209)

Total Stockholders' Deficit	(6,409,025)	(4,401,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$325,992	$51,666

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	40,723	92,443	113,916	218,772	1,184,941
Professional fees	35,685	-	116,917	340,000	1,005,182
Financing expense	-	-	-	-	1,063,401
Research and development	161,765	342,097	934,972	566,183	2,304,816

Total Operating Expenses	238,173	434,540	1,165,805	1,124,955	5,558,340

OPERATING LOSS	(238,173)	(434,540)	(1,165,805)	(1,124,955)	(5,558,340)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(177,011)	(341,960)	(172,327)	(479,520)	(913,563)
Grant income	-	-	-	40,784	81,557
Interest expense	-	-	-	-	(63,995)

Total Other Income (Expense)	(177,011)	(341,960)	(172,327)	(438,736)	(896,001)

NET LOSS BEFORE INCOME TAXES	(415,184)	(776,500)	(1,338,132)	(1,563,691)	(6,454,341)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(415,184)	$(776,500)	$(1,338,132)	$(1,563,691)	$(6,454,341)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.07)	$(0.11)	$(0.14)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,190,000	11,740,000	12,190,000	11,496,777

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on May 15, 2006
	For the Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(1,338,132)	$(1,563,691)	$(6,454,341)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	340,000	722,500
Warrants issued for services	17,526	33,368	56,736
Common stock issued with bridge financing		-	1,139,001
Depreciation expense	948	800	3,665
Change in derivative liability, net of bifurcation	172,327	479,520	913,563
Note payable issued for services	5,000	-	5,000
Changes in operating assets and liabilities
Accounts payable and accrued expenses	573,072	247,492	810,936
Net Cash Used in Operating Activities	(569,259)	(462,511)	(2,802,940)
INVESTING ACTIVITIES
Purchase of equipment	-	(1,390)	(5,390)
Net Cash Used in Investing Activities	-	(1,390)	(5,390)

FINANCING ACTIVITIES
Preferred stock issued for cash	1,018,499	350,000	2,965,499
Stock offering costs paid	(173,966)	(79,944)	(732,777)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable	-	-	889,875
Net Cash Provided by Financing Activities	844,533	270,056	3,132,597
NET INCREASE (DECREASE) IN CASH	275,274	(193,845)	324,267
CASH AT BEGINNING OF PERIOD	48,993	295,418	-
CASH AT END OF PERIOD	$324,267	$101,573	$324,267
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$1,531,796	$518,796	$5,208,745

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2011, the Company recognized sales revenue of $-0- and incurred a net loss of $1,338,132.  As of September 30, 2011, the Company had an accumulated deficit of  $6,454,341.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

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

During the nine months ended September 30, 2011 the Company issued 1,198,773 warrants which were attached to 1,019 shares of convertible preferred stock.  The Company issued an additional 719,265 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances at the date of issuance was $1,531,796.

During the year ended December 31, 2010 the Company issued 676,775 warrants which were attached to 575 shares of convertible preferred stock.  The Company issued an additional 391,353 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances at the date of issuance was $852,346.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

        ●     The Preferred maturity date used was 5 years following the Company being publicly traded (rolling 6 years from the Valuation Date);
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

The warrants were valued at issuance and marked to market quarterly through September 2011. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:

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

The Company determined the fair value of the preferred stock to be $3,562,406 and $2,564,963 and the fair value of the warrants to be $2,356,675 and $1,649,995 at September 30, 2011 and December 31, 2010, respectively.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 5 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (CONTINUED)

The following shows the changes in the level three liability measured on a recurring basis from the adoption of ASC 815 through the nine months ended September 30, 2011:

Balance, January 1, 2009	$-
Cumulative effect of adoption of ASC 815	1,676,633
Derivative liability for preferred stock and warrants issued during the period	988,552
Derivative loss	159,418
Balance, January 1, 2010	2,824,603
Derivative liability for preferred stock and warrants issued during the period	852,345
Derivative loss	538,010
Balance, December 31, 2010	4,214,958
Derivative liability for preferred stock and warrants issued during the period	1,531,796
Derivative loss	172,327
Balance, September 30, 2011	$5,919,081

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

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of September 30, 2011, the Company has issued 3,856 shares of Preferred Stock.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK (CONTINUED)

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

Between January 26 and July 26, 2011 the Company issued 445 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.  As of September 30, 2011, the Company has issued 600 shares of Series B Preferred Stock.

Rank
The Series B Preferred Stock ranks(i) senior to the common stock and any other class or series of the Company’s capital stock either specifically ranking by its terms junior to the Series B Preferred Stock or not specifically ranking by its terms senior to or on parity with the Series B Preferred Stock, (ii) on parity with any class or series of the Company’s capital stock specifically ranking by its terms on parity with the Series B Preferred Stock, and (iii) junior to Series A Preferred Stock, in each case, as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary.

Dividends
The holders of the Series B Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Series B Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Series B Preferred Stock.  Such dividends are payable in cash or shares of common stock, at the option of the Company.  The holders of the Series B Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK (CONTINUED)

Dividends on the Series B Preferred Stock will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.  Dividends accumulate to the extent they are not paid on the Dividend Payment Date to which they relate.  According to Delaware law, the Company may declare and pay dividends or make other distributions on its capital stock only out of legally-available funds.  In addition, no dividends or distributions may be declared, paid or made if the Company is or would be rendered insolvent by virtue of such dividend or distribution. The Company may not (i) pay any dividends in respect of any shares of capital stock ranking junior to the Series B Preferred Stock (including the common stock), other than dividends payable in the form of additional shares of the same junior stock as that on which such dividend is declared, or (ii) redeem any shares of capital stock ranking junior to the Series B Preferred Stock (including the common stock), unless and until all accumulated and unpaid dividends on the Series B Preferred Stock have been, or contemporaneously are, declared and paid in full.

Conversion
At the election of the holder thereof, each share of Series B Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation.  The Conversion Rate initially will be 1,177 shares of common stock ($.85 per share) for each Share of Series B Preferred Stock.

The Conversion Price is subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution on any class of the Company’s capital stock; or (ii) the combination, subdivision or reclassification of the common stock.  No fractional shares will be issued upon conversion.  Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally-available funds. The shares of Preferred Stock may also be converted into common stock at the Conversion Rate at the Company’s option following the effectiveness of a Registration Statement, if the Company’s common stock trades above 200% of the Conversion Rate per share for a period of 20 consecutive trading days.

Voting Rights
The affirmative vote of the holders of at least a majority of the outstanding shares of Preferred Stock, voting as a class, shall be required to authorize, effect or validate (i) any change in the rights, privileges or preferences of the Series B Preferred Stock that would adversely affect the Series B Preferred Stock, or (ii) the authorization, creation, issuance or increase in the authorized or issued amount of any class or series of stock ranking on parity with or superior to the Series B Preferred Stock with respect to the declaration and payment of dividends or distribution of assets upon liquidation, dissolution or winding-up of our Company.  In addition, the holders of Preferred Stock shall have the right to vote, together with holders of common stock as single class, on all matters upon which the holders of common stock are entitled to vote pursuant to applicable Delaware law or the Company’s Certificate of Incorporation.  The Series B Preferred Stock shall vote on an “as converted basis” with each holder of Preferred Stock having one vote for each Conversion Share underlying such holder’s shares of Preferred Stock.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 6 – CAPITAL STOCK (CONTINUED)

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus), or the proceeds thereof, may be made or set apart for the holders common stock or any stock ranking junior to Preferred Stock, after payment to the holders of Series A Preferred Stock the holders of Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, a liquidating distribution of $1,000 per share, plus any accrued and unpaid dividends, subject to adjustment upon the occurrence of certain events.  If, upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company are insufficient to make the full payment of $1,000 per share, plus all accrued and unpaid dividends on the Preferred Stock and similar payments on any other class of stock ranking on a parity with the Preferred Stock upon liquidation, then the holders of Preferred Stock and such other shares will share ratably in any such distribution of the Company’s assets in proportion to the full respective distributable amounts to which they are entitled.  Certain events, including a consolidation or merger of the Company with or into another corporation or sale or conveyance of all or substantially all the property and assets of the Company will be deemed to be a liquidation, dissolution or winding-up of the Company for purposes of the foregoing.

On August 22, 2011, the Company issued 25 shares of Series B Preferred Stock for cash at $1,000 per share.

On September 2 and September 9, 2011 the Company issued 150 and 50 shares, respectively, of Series B Preferred Stock for cash at $1,000 per share.

On September 22, 2011, the Company issued 375 shares of Series B Preferred Stock for cash at $1,000 per share.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 7 – WARRANTS
A summary of the status of the Company's warrants as of June 30, 2011 is presented below:
Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	29,425	1.27	37,370	*
03/15/11	29,425	1.27	37,370	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	29,425	1.27	37,370	*
04/06/11	88,275	1.27	112,109	*
06/08/11	51,200	0.85	43,520	*
06/08/11	14,713	1.27	18,685	*
06/08/11	11,770	1.27	14,948	*
06/08/11	58,850	1.27	74,740	*
06/20/11	17,655	0.85	15,007	*

NOTE 7 – WARRANTS (CONTINUED)

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised

06/20/11	29,425	1.27	$37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005	*
08/22/11	14,712	1.27	18,684	*
08/22/11	14,712	1.27	18.684	*
08/22/11	17,655	0.85	15,007	*
08/30/11	176,550	1.27	224,219	*
08/30/11	105,930	0.85	90,041	*
09/09/11	58,850	1..27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	117,700	1..27	149,479	*
09/22/11	323,675	1.27	411,067	*
09/22/11	264,825	0.85	225,101	*

Outstanding at 9/30/11	6,464,721	1.15	$7,400,884

*Fifth anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Series B Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 6

NOTE 8 – STOCK OPTIONS

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 8 – STOCK OPTIONS (CONTINUED)

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of September 30, 2011 the following options had been granted under the plan:

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company record amortization expense of $17,526 related to these options for the nine months ended September 30, 2011.

NOTE 9 – SUBSEQUENT EVENTS

On October 18, 2011, the Board of Directors of the Company authorized the issuance of 100,000 shares of common stock to Dr. Muhammed Majeed.  Dr. Majeed, through Sabinsa Corporation has contributed valuable material (curcumin) and services to the Company.

On October 20, 2011, Company filed a certificate of amendment (the “Certificate”) with the Secretary of State of Delaware increasing the authorized capital stock of the Company to 55,000,000 shares, consisting of (i) 50,000,000 shares of Common Stock, par value $.001 per share; and (ii) designating 5,000,000 shares of Preferred Stock, par value $.10 per share.

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, the Company had $324,267 and $48,993, respectively, of cash on hand.  The Company’s working capital deficit increased from ($4,403,829) at December 31, 2010 to a deficit of ($6,410,750), as of September 30, 2011, as a result of  a decrease in cash resulting from a loss of ($1,338,132) offset, in part, by an increase in accounts payable of $573,072.  SignPath had a deficit accumulated during the development stage of $6,454,341, as of September 30, 2011.

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

During the nine month period ended September 30, 2011, the Company sold an additional 418.5 Units of Series A Preferred Stock and 600 Units of Series B Preferred Stock at $1,000 per share.  The Company received gross proceeds of $1,018,499 and incurred stock offering costs of $173,966 related to the Offerings.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $60,000 per month.  Thus, it is expected that the Company currently does not have sufficient cash on hand to operate through the next 12 months.  Management believes it has enough funds to complete its pre-clinical trials.  Management believes that it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during the nine months ended September 30, 2011 (“Fiscal 2011”) was $569,259 compared to cash used of $462,511 during the comparable period in 2010 (“Fiscal 2010”).  This resulted from a net loss of $1,338,132 in Fiscal 2011, offset by an increase in accounts payable and accrued expenses of $573.072, and a change in the fair value of the Company’s derivative liability of ($172,327).  This compared to a loss of $1,563,691 during Fiscal 2010 and an increase in accounts payable and accrued expenses of $247,492 and a change in the fair value of the Company’s derivative liability of $479,520.

The Series B Preferred Stock is substantially the same as the Series A Preferred Stock with regard to dividends and conversion price, however, is junior to the Series A Preferred Stock on liquidation and does not have anti-dilution price protection, nor do the Class B Warrants issued as part of the Units.

The Company had net cash provided by financing activities of $844,533 in Fiscal 2011 as a result of the $1,018,499 received in the 2011 Private Placement described above, reduced by $173,966 of offering costs.  During Fiscal 2010, the Company had $270,056 of net cash provided by financing activities as a result of the $350,000 received from the 2010 Private Placement of Preferred Stock less the stock offering costs of $79,944.

As a result of the foregoing, the Company’s cash increased by $275,274 during Fiscal 2011 from $48,993 to $324,267.

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

Material Changes in Results of Operations

Nine months ended September 30, 2011, as compared with nine months ended September 30, 2010

The Company does not expect to receive any revenues prior to 2012.  Total operating expenses during the nine months ended September 30, 2011 (the “2011 Period”) increased to $1,165,805, as compared with $1,124,955 during the nine months ended September 30, 2010 (the “2010 Period”) primarily as a result of $934,972 of research and development expenses increasing from $566,183 in the 2010 Period related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses decreased to $113,916 in the 2011 Period from $218,772 in the 2010 Period, primarily as a result of a reduction in travel and other office related expenses.  Professional fees decreased to $116,917 in the 2011 period from $340,000 in the 2010 Period, primarily as a result of common stock issued for services issued in 2010.

Research and Development fees in the 2011 Period included $69,469 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, MD Anderson, Medizinche University and Regis Pharmaceuticals for $253,571, $200,750, $110,254, $62,319 and $76,905, respectively, for lab fees and other costs related to the Company’s research and development efforts.

Payments in the 2010 Period included [$19,370 and $10,000] paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) and John Hopkin’s University, respectively, for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Chemic Laboratories, ClinicPace Worldwide, and Surmodics Pharmaceuticals for $80,287, $49,971, and $32,000, respectively, for lab fees and other costs related to the Company’s research and development efforts.

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

As a result of the foregoing, the Company had a net loss of $1,338,132 in the 2011 Period as compared to a net loss of $1,563,691 in the 2010 period.  This translates to a loss per share of $0.11 in the 2011 Period compared to $0.14 in the 2010 Period.

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

As of September 30, 2011, we had cash and cash equivalents of $324,267.

Item 4.    Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of September 30, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

Item 1.     Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A.  Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2011, Registrant sold 620 units (the “Units”), of its securities at a price of $1,000 per Unit or $197,500.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock (20 shares) or a one share of 6.5% Series B Convertible Stock (600 shares) convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $620,000 and paid 10% sales commissions of $62,000 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to 11 different accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

The net proceeds of the offering were used for working capital and research and development towards filing an investigational new drug application to commence clinical trials.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (1)
3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)
*3.5	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock
3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)
3.7	By-Laws of the registrant (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Common Stock Purchase Warrant (1)

29

4.3	Form of Bridge Note (1)
4.4	Form of Series A Subscription Rights Agreement (1)
4.5	Form of Series A Subscription Agreement (1)
*4.6	Form of Series B Subscription Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation
_______________

* Filed with this Report.
(1)           Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474, declared effective on August 10, 2009.
(2)           Incorporated by reference to the Company’s Form 8-K for October 20, 2011 filed on October 21, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2011	SIGNPATH PHARMA INC.
	By:	/s/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)