Form 10-K
period 2011-12-31
SignPath Pharma, Inc.
filed 2012-03-30
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-158474
SIGNPATH PHARMA INC.
 (Exact name of Registrant as Specified in Its Charter)

DELAWARE	20-5079533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1375 CALIFORNIA ROAD
QUAKERTOWN, PENNSYLVANIA	18951
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 538-9996

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of March 21, 2012, 12,830,000 shares of the Registrant's common stock, par value $.001 per share, were issued and outstanding.

On June 30, 2011, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on that date) held by nonaffiliates of the Registrant was $0, as there is no public market for the Company’s Common Stock.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SignPath is a development stage biotechnology company founded in May 2006 to develop proprietary formulations of curcumin, a naturally occurring compound found in the root of the Curcuma longa (tumeric) plant, for applications in human diseases.

Curcumin has an extensive history as an oral medicinal product with safe human use, but its potential therapeutic benefits have been limited by its low absorption (the amount of active drug reaching lesioned tissue) when taken orally, as well as its inactivation in the liver (due to hepatic glucuronidation) and “hydro-phobic” nature whereby it is not soluble in water or blood. SignPath intends to develop Investigative New Drug (“IND”) applications and clinical trials for parenterally (taken into the body in a manner other than the digestive tract) administered curcumin, allowing curcumin to be administered intravenously and delivered to diseased sites without being inactivated. We believe that the liposomal and nano-sized formulations we have licensed based on management’s experience and the opinions of our consultants may be useful in the treatment of cancer and neuropathic diseases.  The Company is developing three different intravenous nano-particle sized formulations. Proof of efficacy of these formulations against human tumor xenografts in mice was published. During IND pre-clinical toxicity trials in dogs with liposomal curcumin, a dose-dependent hemolysis was observed, indicating specific dose/schedules of administration will be required for trials in humans.  Extensive trials in dogs allowed us to identify a safe dose level.

SignPath has licensed three proprietary intravenous formulations containing curcumin as the active therapeutic agent. The first is a liposomal version licensed from University of Texas MD Anderson Cancer Center (“UTMDACC”); the second is a nanosized version licensed from the Johns Hopkins University (“JHU”) and the third is a slow release PLGA formulation licensed from the University of North Texas Health Science Center.  The Company’s near term (next 6 to 12 months) goals are to complete preclinical development of the second lead compound, nanocurcumin, and file with the European Medicines Association ("EMA") to begin Phase I trials for safety and dosage studies. The complete dossier for liposomal curcumin, our first formulation was submitted to the EMA on June 8, 2011 for Phase I clinical trials.  The Company believes its licensed formulations of curcumin replace the naturally occurring extract mixture or curcuminoids with a synthetic chemical entity making them potentially patentable for which one patent has already been issued. The Company plans to develop these new products which potentially will give SignPath proprietary curcumin preparations with applications in the treatment for a broad spectrum of diseases.

The Company has assembled leaders experienced in pharmacologic development of natural products to advise it on the development of its curcumin formulations. This Scientific Advisory Board is comprised of individuals with specific experience with natural products, formulation development, and malignant and neuropathic diseases. Expertise in chemistry will come from commercially based product chemists. Drug development will be overseen by Lawrence Helson MD, Chief Executive Officer, an oncologist with 20 years of pharmaceutical development experience; Arniban Maitra, Phd,  MPPH, of JHU, who has expertise in nanotechnology, development of nanocurcumin, and testing for antitumor effects; and Judith A. Smith, PhD, director of the UTMDACC preclinical development group for the liposomal formulation and Samboor Vishwanatha of University of North Texas Health Science Center who has experience with extended release formulations.

The Company’s Scientific Advisory Board members all bring relevant experience to the Company. Professor Tauseef Ahmad, MD is an experienced principal investigator for lymphoma, myeloma and solid tumor studies. See Item 10, “Directors, Executive Officers and Corporate Goverance” below for more information about our management team and Scientific Advisory Board members.

Clinical application strategies will be based upon the advice of the individuals serving on the Scientific Advisory Board, all of whom have academic and practical experience in biopharmaceutical fields. We expect that our Phase I and II clinical trials will be run by clinical research organizations as collaborative relationships.

Our pre-clinical IND development of liposomal curcumin is scheduled to be run by the UTMDACC group which has functional pre-clinical IND development procedures and experience. The JHU group is experienced with non-clinical development of nanocurcumin; however, the GLP nanocurcumin pre-clinical animal and analgesic aspects will be run by Neuro Techniques in London Ontario.  Manufacturing will be conducted by Sabinsa for curcumin and Regis Pharmaceuticals, Inc. for nanocurcumin.  The liposomal formulation is provided by Polymun GmbH of Vienna, Austria.  Regulus, Inc., a regulatory company, has experience with curcumin and the capability of  guiding us through the  IND and IMPD development process of all three formulations.

During the fiscal years ended December 31, 2011 and 2010, the Company expended $1,190,841 and $626,827, respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to JHU and Brookwood Pharmaceuticals under agreements described below.

SignPath is a publicly held non-traded Delaware corporation with offices in Quakertown, Pennsylvania in a building owned by our CEO. The Company does not pay rent or have a lease for its space.

Target Markets

The anticipated markets for therapeutic curcumin are diseases for which current therapeutic alternatives are not satisfactory.  There are several malignant diseases which are classified as orphan indications, defined by the FDA as conditions with less than 200,000 patients in the United States.  Some of these conditions exhibit dependency upon NF-kB (NF-kappaB, a family of intracellular proteins), a signaling pathway component inhibited by curcumin.(1)  Two such indications are lymphomas and pancreatic cancer.  The Company currently plans to pursue the development and testing of therapies with parenterally-administered curcumin to address lymphomas and pancreatic cancer, two forms of cancer in which current treatment is only marginally effective or could be greatly improved.

1      Ahn KS, AggarwalBB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.

Preclinical and animal studies conducted by other scientists of curcumin-based treatments in cancer (2) therapy suggest it may have an application as a parenteral drug for both prophylaxis and therapy.  While these preclinical data show potentially beneficial activity and follow multiple defined mechanisms of action, (2) the parenteral route has not yet been tried in controlled human clinical trials. Current trials with oral curcumin for diseases by academic research groups are at various stages of pre-clinical development.  The Company’s goal is to establish the safety and efficacy of parenterally administered curcumin in patients.

Pancreatic cancer is the fifth leading cause of cancer deaths, accounting for an estimated 45,600 deaths annually in the United States, according to published reports found in Burro, H.A. et al (Item 5, Appendix B). This cancer is largely resistant to the current approved drug, gemcitabene, and results in an objective tumor response in less than 10% of patients resulting in a minor impact on survival.(3)   Pancreatic cancer, thus, remains an unmet clinical need. We believe that most patients with this diagnosis could be candidates for controlled clinical trials alone or in combination with gemcitabine in clinical trials.

Other potential susceptible tumor types are primary and metastatic brain tumors and lymphoma in adults. The market for glioblastoma multiforme and other malignant gliomas has an incidence of about 17,000 per year, or 59 per million of the population, according to the scientific literature. (4)   Although this represents just 2% of cancer deaths in the United States, survival rates are low and cost of treatment is high. Following standard therapy, the median survival of glioblastoma patients is 9 to 11 months with less than 5% of patients alive after 5 years. In addition, metastases to the brain from other sites affect an estimated 75,000 patients per year and have very poor survival rates, making primary and metastatic brain tumors a clear unmet need. The annual incidence of lymphoma is approximately 66,000 cases in the United States. Multiple myeloma is responsible for 10% to 20% of the lymphoma malignancies, with skeletal involvement in about 80% of the patients. (5)   Lymphoma researchers have shown an increased expression of the curcumin-sensitive signaling pathway, which the Company believes may make it susceptible to therapy with our product candidates. Based upon pre-clinical studies conducted by other scientists with curcumin extracts, we believe the potential patient population could include the majority of these patients following failure of standard treatment, or as testing advances, in combination therapy or as a first line single-agent.

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

Product Overview

Background on Curcumin

Curcumin has been used primarily in its natural state in tumeric as an ingredient in foods for hundreds of years in India and the Asian subcontinent where it grows naturally. It also has a history of use as a medicinal extract.(2)

Curcumin’s history includes oral human use for a variety of benign and malignant diseases. A body of published research explaining curcumin’s mechanisms of action at the cellular level supports its potential application in humans. (6), (1), (2), (7)   In addition, there have been parenteral curcumin toxicology studies in mice and rats published by other researchers which support a finding of curcumin’s safety after oral application. (2)

The problem that has limited the therapeutic potential of curcumin is that orally delivered curcumin has limited bioavailability. Further, curcumin is inactive as it passes through the intestinal tract and if it reaches the liver. Studies of oral curcumin by other researchers have attributed its low efficacy to low levels of active drug reaching the bloodstream. Yet, uncontrolled clinical trials conducted by third parties have shown that oral curcumin, nonetheless, appears to have some detectable clinical activity in a variety of diseases.

To address this problem, SignPath has developed parenteral formulations (administration that bypasses the gastrointestinal system) in the form of a liposomal version a nanosized version, and a delayed release version. Predicated upon the dosage schedules, needs, and population demographics of different disease entities, the Company believes these curcumin-based treatments will be applicable for a broad spectrum of system, i.e., proliferative malignant diseases and neuropathic disorders.  In addition, curcumin is believed to work as a chemopreventive agent in cancers of the bladder, colon, stomach, and skin based upon its established antioxidant and anti-inflammatory properties.(1)

Brief Technology Background:  Signal Transduction and Cellular Pathways

Cells carry out many of their functions by responding to signals transmitted from the external environment. The surface of a cell has receptor proteins that span or cross the cell surface and bind to their targets with high specificity. When an external molecule binds to a surface receptor, it provides the signal to activate (turn on or turn off) critical cell processes. Recent scientific breakthroughs have enabled these surface receptors and the internal pathways they control to become targets for drug development. Several companies have used these mechanisms to develop products that have reached the market or advanced to late stage clinical trials.

1      Ahn KS,  AggarwalBB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.
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

Once a cell signaling pathway is activated, a series of reactions (or cascade) occurs within the cell. Each step activates a specific protein in the pathway, and its active products initiate the activation of the next protein in the process. Some of the cellular processes that are controlled in this manner include inflammatory pathways, cell proliferation, cell survival, and cell death (apoptosis). Elevated levels of activated inflammatory and survival pathways have been correlated with many types of tumors, (8)  and can also be markers for more severe disease and/or poor prognosis. Some pathways are associated with resistance to chemotherapy, translated as tumor cell survival in the presence of conventional chemotherapy. These are some of the many tumor cell characteristics that can make cancer a fatal disease.

SignPath is developing curcumin, a compound for which there are early indicators that it may be a compound that inhibits several cell survival pathways via blockade of specific signaling proteins called activating kinases. Two established pathway targets are known as NF-kB and AKT. (1)   The net effect when these pathways are inactivated is to turn off signals leading to cell metabolism, protein synthesis, proliferation and to activate signals leading to cell death via activation of downstream processes. These changes also alter other pathways, including STAT3, survivin, and pathways conferring resistance to chemotherapy.

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

SignPath is developing nanosized formulations of curcumin. The liposomal version is a lipid coating that encases the molecule. This increases solubility in serum, and increases the drug’s circulation time allowing more drug to reach tumor sites. Micellar aggregates or nanoformulations of curcumin with unique polymeric chemical coatings and extended release polymers contain similar solubility characteristics to liposomal formulations; however, we believe these nano-formulations may have discrete clinical applications. For these reasons, SignPath intends to develop all three formulations.

1 Ahn KS, AggarwalBB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.
2 Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin. Pre-clinical and clinical studies. Anticancer Research 23:363-398.
8 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal TumorigenesisThrough the Adaptor Protein MyD88. Science 317: 124-127.

Nanocurc ™, a polymeric parenteral formulation of curcumin has been found, in human pancreatic cancer xenografts in nude mice it to have anti-cancer effects which are synergistic when co-administered with Gemcitabine. This formulation also has activity against breast cancer and passes the blood brain barrier. In an additional modification pre-clinical studies of tumor targeted curcumin have been completed at the University of North Texas (see below) and published.

Mechanism of Action

Curcumin’s molecular mechanisms of action involve direct and indirect inhibition or activation of multiple biochemical targets in cells. These include genes, enzymes, proteins, and, particularly, many components of up-regulated cell survival and down-regulated cell death pathways. These activities result in decreased inflammatory and/or oxidative damage, decreased migration, proliferation and invasion of tumor cells, decreased radio- and chemoresistance, and increased chemosensitivity to cytotoxic drugs. These observations suggest the potential to treat several diseases with large potential markets, with an economically feasible product.

Cancer:  Less than 1% of an oral dose of curcumin is absorbed; yet in spite of this extreme limitation, there are publications that suggest anti-cancer activity of orally administered curcumin. (2) more substantial evidence for anticancer activity is suggested from  in vitro   and animal experiments. Its anticancer effects include promoting apoptosis (cell death pathways) and down regulation of major pro-survival factors, including AKT, NF-kB, STAT-3, and Survivin signaling pathways. We, therefore, believe that commercial application of parenteral curcumin formulations for cancers which depend upon NF-kB (such as pancreatic cancer) represent prime candidates for Phase II trials assuming successful preclinical and Phase I trials. Many other cancers such as brain tumors are also dependent upon AKT, NF-kB, and survival pathways which may render them additional potential clinical targets. (3)

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant hurdle in the development, manufacture and marketing of pharmaceuticals, and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the U.S. Food and Drug Administration (“FDA”) and regulatory authorities in other countries. In the United States, various federal, and in some cases, state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources.

2 Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin. Pre-clinical and clinical studies. Anticancer Research 23:363-398.
3 Burris H.A. et al. 1997

 Regulatory approval, when obtained for any of our product candidates may be limited in scope which may significantly restrict the indicated uses for which our product candidates may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

FDA Approval & Developmental Milestones

There are four primary phases of FDA clinical trials for an FDA new drug application (NDA) and approval for commercial sale. Before these can begin, non-clinical/pre-clinical laboratory studies are conducted and an Investigational New Drug application (IND) is submitted to the FDA. After FDA approval, the Company may begin Phase I clinical safety and dosage estimation studies, followed by Phase II studies to evaluated clinical efficacy in selected diseases, then Phase III testing to demonstrate statistically significant safety and efficacy and Phase IV pharmacovigilence designed to identify long-term effects of treatment.

During the pre-clinical phase (non-clinical and pre-clinical) a compound is studied in-vitro in a laboratory and in-vivo   in laboratory animals to establish its stability, manufacturing feasibility, bioavailability, absorption, distribution, metabolism and elimination. This phase of testing establishes pre-clinical parameters for clinical safety and efficacy.  Results of these pre-clinical trials comprise the IND that is submitted to the FDA for review before the drug is tested in humans. Phase I testing is a basic safety and dosage study to determine if the drug is safe enough to administer to patients with advanced diseases such as  pancreatic cancers, lymphomas and brain tumors.

During the initial Phase I, the drug must be tested in healthy human volunteers to determine a tolerable dosage regimen that is sufficiently safe to proceed with further testing in a larger group of diseased patients. Testing in disease-free volunteers can supply accurate estimates of safety and tolerability for application in persons with non-cancer indications, while testing in patients with pre-treated cancers designated Phase 1b can indicate different degrees of tolerance depending upon their past medical history.

In Phase II studies, the drug is tested in small number of patients with benign and/or malignant forms of disease to determine the doses at which the drug has clinical activity and to characterize the drug’s effects on the body. These effects include the drug’s dosage, efficacy, and side effect profiles.

Drugs that have a clinical benefit in Phase II trials move forward to additional clinical testing with a larger number of patients in Phase III trials. These trials verify Phase II results in a larger patient sample and must demonstrate statistically significant clinical benefits, as well as safety. Trial endpoints are designed to show a meaningful clinical effect over a predetermined timeframe. These timeframes depend on the disease being tested and can be in days, weeks, or years of treatment.

The drug being tested is typically compared with a placebo or the current standard of treatment to show that the drug is equal to (or an improvement upon) existing treatments. Once those studies have been completed, a new drug application (NDA) is prepared and submitted to the FDA for approval. Under FDA guidelines, the NDA should be answered within 10 months.  At such time, the FDA may inform the Company that a drug is approved or the application is approvable pending resolution of certain issues, or may require additional studies to be completed for approval.

Other Regulatory Requirements

Any products that are manufactured or distributed under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP regulations which impose procedural and documentation requirements. Before approving a biologics license application, the FDA will inspect the facilities at which the product is manufactured (including both those of the applicant and any third-party component manufacturers) and will not approve the product unless the manufacturing facilities are in compliance with FDA’s cGMP, which are regulations that govern the manufacture, storage and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards.

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of product candidates or approval of new indications for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

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

Other Uses of Curcumin

There are other potential uses of curcumin in addition to our initial focus on lymphomas and pancreatic cancer. Following our clinical trials in these two categories, we will seek to study other cancer candidates which have an AKT or NF-kB requirement for survival and proliferation, such as breast and brain cancers. The unique protean activity of curcumin also suggests its use with other cancer treatment modalities. For example, it may increase tumor cell susceptibility to standard treatment with radiation or chemotherapy, and prevent adverse reactions from other drugs used to treat non-cancer conditions.

Because of the protean nature of curcumin’s interaction with different cell components, and based upon data derived from traditional use and non-clinical and pre-clinical laboratory studies, we believe it may have a therapeutic role in numerous non-cancer indications, including diabetes, and neuropathic disorders.

To expand its use for other cancers, Parkinson’s Disease and other neuropathic disorders, the Company is developing three different (liposomal, polymeric and slow release PLGA) intravenous nanoparticle size formulations. Proof of efficacy of these formulations against human tumor xenografts in mice was published. During IND pre-clinical toxicity trials in dogs, with liposomal curcumin, a dose-dependant hemolysis was observed, indicating specific dose/schedules of administrations will be required for trials in humans, and a patent for preventing this activity has been filed.

A research grant was received for  approximately $82,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin passage across the blood brain barrier and focal cerebral distributions in mice/rat brains in collaboration with Dr. S. Chiu at the Department of Pharmacology and Toxicology, University of Western Ontario, Canada. Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease and memory processing. The Company has expended approximately $81,556 to manufacture nanocurcumin for this study and is funding animal studies with Dr. Chiu with the remaining funds.

To broaden the intellectual property profile of parenteral curcumin, additional clinical uses of curcumin have been incorporated in a CIP (continuation in progress) application. This application has been submitted to the Patent and Trademark Office and contains claims for additional therapeutic uses of curcumin. There is sufficient published data on curcumin and autoimmune diseases, degenerative diseases of the joints and the nervous system, inflammatory based diseases, aging, and diabetes to envision addressing these conditions with parenteral curcumin when final dosage and safety data from trials in disease free and cancer patients becomes available. During pre-clinical studies we observed that the liposomal component could prevent curcumin inhibition of ionic potassium currents in cell preparations. This has significant clinical implications for other drugs which block the potassium channels.

Clinical Trials

The Company submitted an IMPD to begin human Phase I clinical trials within three weeks of regulatory clearance. Clinical trials for liposomal curcumin will use curcumin formulations made under GMP conditions by Polymun GmbH. As described below, the Company has entered into agreements with manufacturers of curcumin, liposomal curcumin, and polymers for nanocurcumin to produce sufficient quantities to complete all pre-clinical requirements for submission of an IND. Agreements for additional quantities of both formulations for Phase 1 clinical trials will be initiated depending upon human dosage estimates generated in pre-clinical studies. The Company plans to pursue three Phase I liposomal curcumin and parenteral trials, two in cancer and one in neuropathic diseased patients.

            We have had preliminary discussions regarding participation in Phase Ib and II clinical trials during direct meetings with responsible physician investigators at three cancer centers. All have had extensive experience with drug trials anticancer drugs and are willing to participate in the proposed clinical studies.

These investigators include:

•	MD Anderson Cancer Center, Houston Texas. Dr. R. Kurzrock has already evaluated oral curcumin in over 40 patients with pancreatic cancer.

•	New York Medical College, Dr. T. Ahmad has had extensive experience as a Phase I, II, and III clinical trial investigator.

•
In Vienna Austria, Dr. Michael Wolzt would be in charge of Phase I clinical trials in normal volunteers.  Our CEO inspected Dr. Wolzt's facilities in December 2007 and an agreement has been entered into to pursue a clinical Phase I study in normal volunteers.

Additional Phase Ib trials in cancer patients may be initiated if deemed necessary by the FDA.  These studies are expected to be carried out by Dr. Wolzt in Vienna, Austria and at New York Medical College and MD Anderson Cancer Center.

Tentative sites for these Phase I trials include the following:

•	We expect that the liposomal curcumin formulation will be tested for pharmacokinetics, safety and dosage estimates in a Phase I trial in Vienna, Austria.

•	We expect that the nanocurcumin formulation will be tested for pharmacokinetics, safety, and dosage estimates in Phase I trial in Vienna, Austria, as well.

In both cases above, the Company expects that the trials’ subjects will be normal volunteers.  Phase Ib trials will be cancer patients who have failed standard of care therapy and elected experimental therapy.

Provided that the safety results of Phase I trials are satisfactory and with FDA and EMA approvals, the Company anticipates the following Phase Ib/II trials:

•	Liposomal curcumin: Intravenous administration to pancreatic cancer patients who fail standard therapy.

•	Liposomal curcumin: Intravenous administration to lymphoma patients who fail standard therapy.

•	Liposomal curcumin: intravenous administration to patients with brain tumors who have failed standard therapy.

Market Analysis

The anticipated markets for therapeutic curcumin include populations with unmet medical needs, or as combinations with established drugs to enhance their activity in the presence of drug resistance. The preclinical studies of curcumin in cancer suggest its potential applications as a parenteral drug for both prophylaxis and therapy.

Given the aging of the population with an annual increment in the number of prospective patients in chronic disease categories, the Company believes a potentially effective and tolerable   parenteral curcumin could gain wide acceptance and usage.

As stated earlier, the Company is aware of pre-clinical data from other research suggesting that parenteral curcumin has anti-cancer activity. (8)

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

8 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal TumorigenesisThrough the Adaptor Protein MyD88. Science 317: 124-127.

Potential Commercialization of Liposomal Curcumin and Nanocurcumin

Because the liposomal formulation and curcumin in turmeric extracts have been demonstrated by other researchers to be effective in animal studies, (8) we anticipate that synthesized curcumin could be more effective than the extract from turmeric when administered parenterally. Assuming we obtain positive results from our clinical trials and ultimately receive FDA approval, the Company believes that these formulations of curcumin may be accepted by physicians for treating cancer and other diseases that fit within the efficacy profiles established by the Company.

Modification of water-insoluble drugs such as curcumin with specific liposomes or as  nanoparticles is a novel formulation process. We cannot predict at this time the biological activity of a liposomal curcumin formulated product compared to the nanocurcumin formulation due to possible differences in effectiveness, pharmacokinetics, and pharmacodynamics. There may be specific pharmacological advantages for either formulation which could confer clinical and/or commercial value. The final cost of drug production will depend upon usage and economies of scale; however, we intend to adopt a strategy, if possible, to result in our products having a cost competitive with current medications for the intended applications.

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

The Company entered into a Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH (“Polymun”), Vienna, Austria, dated as of September 6, 2007, which has been filed as an exhibit to the Company’s SEC filings. Pursuant to this agreement, Polymun applies their GLP process and experience to encapsulate pure synthetic curcumin provided by the Company with a layer of lipid particles (making a liposome formulation which can be injected intravenously). After testing for size, and stability, Polymun delivered the liposomal curcumin to the MD Anderson Cancer Center for intravenous animal toxicity testing. During this developmental process they have invented and developed a special assay to simultaneously quantify the content of lipids and curcumin in all batches they prepare. Polymun completed scaled-up GMP manufacture of the lipocurc formulation. The Company’s obligation to Polymun totaled €280,000 through the first two development stages and thereafter a €130,000 per production fee. Our agreement with Polymun expired on December 31, 2009 although the parties are continuing work under the terms of the agreement.  Polymun has produced 20 liters of GMP liposomal curcumin for animal and human use.

8 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal TumorigenesisThrough the Adaptor Protein MyD88. Science 317: 124-127.

On January 30, 2008, the Company contracted with Brookwood Pharmaceuticals, Inc., f/k/a Surmodics Pharmaceuticals, Inc. (“Surmodics”) an Alabama based polymer manufacturer, to synthesize a quantity of polymer for nanocurcumin development. The polymer is designed to surround the pure curcumin to render it soluble and ready for intravenous administration in mice, rats, and dogs which constitutes the "nanocurcumin formulation". The total cost for producing sufficient polymer for animal studies is $81,000. Surmodics will provide quantities of output to the Company’s designated manufacturer in order to fulfill final product requirements.

Both Polymun and Regis Pharmaceuticals are agreeable to proceed with this second phase of development to produce clinical GMP grade curcumin formulations.  Since liposomal curcumin is at an advanced stage of development (pre-clinical) and has completed EMA requirements, the Company’s interest is to proceed with that product in its Phase 1 clinical studies. The nanocurcumin developed by Johns Hopkins University is expected to take 8 to 12 months before it can be submitted for trials. Ultimately, the final GMP product will be shipped to Nucro Techniques, London Ontario for animal toxicology under GLP conditions.

Raw Materials; Supplies

Liposomal curcumin was manufactured  for the Company by Polymun, Inc., of Vienna, Austria under the agreement described in the prior section. Curcumin was obtained initially from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”). The Company obtained one batch of 200 grams of GMP manufactured liposomal curcumin under an agreement dated June 30, 2007 with SAFC.  The total cost to the Company was $98,350. Sabinsa Inc. subsequently scaled-up manufacture of 98.2% pure curcumin under GMP for human use in Bangalore, India. FDA and EMA (European Medicines Agency) compliance and validations audits relating to the curcumin manufacturing facility in India were performed by Topaz Technology, Inc. of Bryn Mawr, PA under an agreement with the Company dated June 30, 2009, at a total cost of $24,500 which has been paid. Analysis of the 0.1% residue was completed at Chemic Labs, Massachusetts. GMP grade Nanocurcumin will be manufactured for the Company by Regis Pharmaceuticals. The Company’s supply from Sabinsa were made pursuant to purchase orders without a contract. There are very stringent new regulations concerning GMP by the EMA and the FDA.

At UTMDCC, GLP pharmacokinetic and toxicity studies of single and multi-dose intravenous liposomal curcumin in mice and rats were without evidence of toxicity at a maximal injectible volume. Dog pharmacokinetics and single ascending dose toxicity studies identified reversible hemolysis at a maximum tolerated dose (MTD) and irreversible hemolysis at a significantly higher dose limiting level. In vitro studies with dog and human RBCs corroborated these observations using annexin V biomarker (a biochemical feature used to measure the progress of diseases or the effects of treatment).   Multidose canine studies were completed at Nucreotechnics, Canada based upon these studies.

SignPath is collaborating with Gibralter Labs, Regis Pharmaceuticals, Johns Hopkins University, Chemic and the NCI Nanocharacterization Laboratory for corroborative non-clinical and pre-clinical studies of polymeric nanocurcumin. GMP production is being done at Regis Pharmaceuticals.

Intellectual Property

The Company has rights to one issued patent entitled “Liposomal Curcumin for Treatment of Cancer (No. U.S.7,968,115,132) assigned to the Board of Regents of the University of Texas System.  It has two pending patent applications for nanocurctm and depocurctm.  The U.S. Patent Office has returned office action on these two applications. Five additional provisional patent applications have been submitted; including use of calcium channel blockers for hemolysis, neuropathic applications, composition of matter of synthetic curcumin, prevention of diabetic drug complications, and liposomal prevention of cardiac potassium channel blockage.

Internet domains have been established for Signpathpharma.com; depocurc.com, lipocurc.com; nanocurc.com and nanocurcumin.com. The trademark “Nanocurc” (Sept. 15, 2009) has been registered with a six-month extension to use in commerce.  The trademark Lipocurc (February 16, 2011) has been registered.

Agreement With University of Texas MD Anderson Cancer Center

The above described patent for liposomal curcumin was issued on June 28, 2011.  It was submitted in 2005 by the University of Texas MD Anderson Cancer Center (the “UTMDACC”) with the title “Liposomal Curcumin for Treatment of Cancer.”  On February 21, 2007, SignPath, the UTMDACC and the Board of Regents of the University of Texas System (the “Board”) entered into an exclusive license for this pending patent (the “UTMDACC License Agreement”). Pursuant to the UTMDACC License Agreement, SignPath has a royalty-bearing exclusive, worldwide license to manufacture, use, import and sell for human and animal use inventions and discoveries covered by the issued patent and associated technologies. SignPath may sublicense its rights under the UTMDACC License Agreement.

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

SignPath was obligated under the JHU License Agreement to pay $50,000 in license fees which have been paid, plus minimum annual royalties increasing from $10,000 in the first two years to $25,000 in the third and fourth years and $30,000 in the fifth year. An aggregate of approximately $241,000 has been paid under this license agreement as of December 31, 2011. The JHU License Agreement also provides that we will be obligated to pay JHU running royalty rates of two percent (2%) of net sales less than $250 million for licensed products covered by one or more claims in an issued patent, and three percent (3%) of net sales equal to or greater than $250 million for licensed products covered by one or more claims in an issued patent, or one and one half percent (1.5%) of net sales of licensed products not covered by an issued patent. The running royalties payable under the agreement are subject to a minimum annual rate. SignPath is also subject to other substantial payments, including all reasonable costs of patent reimbursement. The Company is obligated to make the following payments upon development milestones to JHU regardless of whether the milestone is achieved by the Company, a sublicensee or an affiliate: (1) $25,000 upon dosing the first patient with a licensed product in a Phase I clinical trial at a site other than JHU; (2) $50,000 upon dosing the first patient with a licensed patent in a Phase II clinical trial at a site other than JHU; (3) $25,000 upon dosing the first patient with the licensed patent in a Phase III clinical trial at a site other than JHU; (4) $250,000 upon first regulatory approval of the licensed patent, or $100,000 if no patent has issued; (5) $10,000 upon issuance of a patent sublicense fees (if applicable), and reimbursement of costs reasonably incurred by JHU in connection with the patent.

Agreements with the University of North Texas

On August 18, 2008, the Company entered into a Patent and Technology License Agreement with the University of North Texas (“UNT”) Health Science Center (the “UNT Agreement”). UNT granted the Company a royalty-bearing exclusive license to manufacture and sell products developed at UNT from depot curcumin. In consideration of the license, the Company agreed to pay an upfront license fee of $15,000, reasonable out-of-pocket expenses for patent rights; an annual maintenance fee of $10,000 commencing on the first anniversary date of when the UNT Agreement was signed until the first to occur of (i) the seventh anniversary date of the contract signing; (ii) the first sale of a product to a non-affiliated third party; or (iii) the issuance of a patent which has been issued on June 28, 2011. The annual fee increases to $30,000 after the seventh anniversary date of the agreement being signed until the first sale. The annual maintenance fee shall increase from $10,000 to $15,000 following the issuance of a patent until the earlier of first sale or the seventh anniversary date. Upon the first sale, the annual maintenance fee shall convert into a minimum annual royalty of $75,000. Running royalties of 2.5% of net sales less than $250 million for licensed products covered by an issued patent; 3% of net sales equal to or greater than $250 million; and 1% of net sales of licensed products not covered by an issued patent may be credited against the minimum annual royalty next due.

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

The Company entered into a Sponsored Research Agreement, effective June 1, 2009, with UNT to sponsor additional research and obtain certain patent rights and technology resulting from such additional research. The research under this agreement, as last amended in December 2011, will be carried out through December 31, 2011, under the direction of Dr. Jamboor Vishwanatha. Total payments to UNT under the original agreement consisted of $167,212, with a $30,000 payment due upon signing; $30,000 due on December 1, 2009, $55,000 due on May 31, 2011 and $52,121 due on November 8, 2011.  The December 2011 agreement provides for payment of $92,625 during 2011.

Employees

The Company currently has one employee, Dr. Lawrence Helson, its Chief Executive Officer. The Company expects to continue to use subcontractors and independent consultants and will hire a business development director when funds are available.

ITEM 1 A. RISK FACTORS

An investment in the Company is speculative, involves a high degree of risk and should on ly be purchased by persons who can afford to lose their entire investment.  Prospective investors should carefully consider, among other things, the following risk factors relating to the business of the Company.

Risks Related to Our Company

History of significant losses and risk of losing entire investment.

The Company’s financial statements reflect that it has incurred significant losses since inception, including net losses of $2,284,393 and $2,119,059 for the years ended December 31, 2011 and 2010 and a loss from inception through December 31, 2011, of $7,400,602. The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability. Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2011 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements for the period ended December 31, 2011, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2011. If we are unable to raise additional capital or borrow money we will not be able to complete and file INDs with the FDA in order to commence clinical trials. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.

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

Bruce Meyers, a Founder of the Company and President of Meyers Associates, owns 2,657,500 shares (20.7%) and Meyers Associates owns 2,400,000 shares (18.7%) of the 12,830,000 outstanding shares of the Company’s common stock. This concentration of ownership may not be in the best interests of the Company’s stockholders and Meyers Associates and may be subject to potential conflicts of interest. As a result of Meyers Associates’ ownership of the Company, it is likely that in the event the Company becomes a publicly-traded company, Meyers Associates’ would not be able to serve as a market maker in the Company’s common stock. See  Item 12.  “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

 The Company does not have the financial resources necessary to successfully complete development and market any formulations of curcumin.

As of December 31, 2011, the Company had $20,424 cash on hand. The Company does not have any current sources of financing to complete product development and marketing. If the Company is unable to attract sufficient additional capital, it will not be able to realize its growth plans. If the Company does find such financing, it may be on terms that are unfavorable or dilutive, to owners of the Company’s equity securities.

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

Risks Related to Our Business

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

The Company is an early stage biopharmaceutical company and, since its inception, has focused mainly on research and development. There can be no assurance that the Company will ever successfully develop liposomal curcumin, nanocurcucmin, slow release PLGA formulation, or any other formulation of curcumin or any product whatsoever, or obtain FDA approval.

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

Risks Related to Our Securities

Anti-Takeover, Limited Liability and Indemnification Provisions

Some provisions of our certificate of incorporation and by-laws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Certificate of Incorporation and By-laws. Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock.  Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management.  Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent Board of Directors, or
•	effecting an acquisition that might complicate or preclude the takeover.

Our certificate of incorporation also allows our Board of Directors to fix the number of directors in the bylaws.  Cumulative voting in the election of directors is specifically denied in our certificate of incorporation.  The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his or its best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

Delaware Anti-Takeover Law.  We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers.  This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances.  For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons.  Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

•	the transaction in which the stockholder became an interested stockholder is approved by the Board of directors prior to the date the interested stockholder attained that status;
•
on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

•
on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Limited Liability and Indemnification.  Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law.  This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission.  Our certificate of incorporation requires us to indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law.

Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

•
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding.  If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.  Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Absence of a public market for the securities offered hereby will lack liquidity.

There is currently no public market for any of the Company’s securities although we have been approved for a listing on OTC Bulletin Board, there can be no assurance that a public market will develop in the future. In the event there is no active trading market for the Company’s securities, an investor may be unable to liquidate an investment in the shares and, therefore, should be prepared to bear the economic risk of an investment in the shares for an indefinite period and to withstand a total loss of investment. Rule 144 promulgated under the Securities Act requires, among other conditions, a six month holding period prior to the resale of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act. In the event we do not have sufficient financial and human resources in the future, we may not be able to fulfill our reporting requirements under the Exchange Act or disseminate to the public any current financial or other information concerning the Company, as required by Rule 144 as one of the conditions of its availability. In such event we will not be absolved from liability for our failure to file these reports.

If our common stock is traded on the OTC Bulletin Board, which is not a national securities exchange, it may be detrimental to investors

We have been approved for a listing of our shares of common stock on the OTC Bulletin Board maintained by FINRA. Although there is currently no market for our securities, securities traded on the OTC Bulletin Board, as compared to the national securities exchanges, generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market: investors may have difficulty buying and selling our common stock or obtaining market quotations; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the mark price for our common stock.

Preferred Stock as an anti-takeover device

We are authorized to issue 5,000,000 shares of preferred stock, $0.10 par value.  As of February 17, 2012, there were 3,256 shares of Series A Preferred Stock issued and outstanding convertible into approximately 3,831,724 shares of common stock and 1,245 shares of Series B Preferred Stock Convertible into approximately 1,465,365 Shares of Common Stock.  The preferred stock may be issued from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable status require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

Series B Preferred Stock is junior to Series A Preferred Stock, but may make it difficult to obtain additional funding

The approval of the holders of a majority of the Series A Preferred Stock is required for the Company to issue any capital stock with rights on parity with or senior to Series A Preferred Stock.  Although the Series B Preferred Stock is junior to the Series A Preferred Stock with regard to liquidation preference on the sale or dissolution of the Company, we believe that there will be sufficient funds on hand to pay the Series B Preferred Stock in the event of a sale of the Company.  The approval of the holders of a majority of the Series B Preferred Stock is required for the Company to issue any capital stock with rights on parity with or senior to Series B Preferred Stock. While this limitation is designed to protect existing investors in a liquidation or dissolution of the Company, it would also make it more difficult to obtain additional funding in the event the Company’s financial or business condition has deteriorated.

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

Sales of a significant number of shares of common stock in the public market pursuant to a current prospectus could harm the market price of our common stock. Pursuant to our registration statement (No. 333-169386), an aggregate of 6,161,498 shares of common stock were registered in October of 2011 all of which would be free-trading upon resale pursuant to a current prospectus filed in a registration statement.  As additional shares of our common stock become available for resale in the public market pursuant to this prospectus and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Investors may experience substantial dilution of their ownership in the future.

Pursuant to the Company’s Stock Option Plan, employees, directors and independent contractors may acquire up to an aggregate of 500,000 shares of the Company’s common stock through the exercise of stock options that may be granted in the future of which 100,000 options are  issued and outstanding.  The Company’s stockholders will incur dilution upon exercise of such options. In addition, as of February 17, 2012, there were currently outstanding Class A and Class B warrants to purchase approximately 3,831,724 and 1,465,365 shares of common stock, respectively, and Series A and Series B Convertible Preferred Stock convertible into  approximately 3,831,724 and 1,465,365 shares of Common Stock, respectively, plus warrants to purchase approximately 7,274,497 shares of common stock. The mere existence of these derivative securities may have a depressive effect on any market for our common stock which may develop. Furthermore, if the Company issues or sells shares of common stock or any derivative securities for less than the $0.85 per share initial conversion price, the initial conversion price of the above-described Preferred Stock will be reset to such conversion price and the Warrants to 150% of the Preferred Stock conversion price, as adjusted, which will result in substantial dilution of new investors.

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

The Company’s founder, Bruce Meyers, who is a principal of Meyers Associates, a FINRA member firm, Dr. Lawrence Helson, CEO, and Dr. Arthur Bollon, Director, beneficially own 4,962,500, 2,310,000 and 800,000 shares, respectively, an aggregate of 7,272,500 shares or approximately 56.7% of the 12,830,000 outstanding shares of the Company’s common stock. After giving effect to the conversion of all 3,256 and 1,245 shares of Series A and B Preferred Stock, respectively, outstanding as of February 17, 2012, but not the exercise of the warrants, those persons will beneficially own in the aggregate approximately 8,250,951 shares, or approximately 45.5% of the 18,126,941 outstanding shares of the Company’s common stock. These stockholders will be able to exercise control over substantially all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, which includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of substantially all of the assets of the Company without the agreement of minority stockholders. This concentration of ownership may not be in the best interests of all of the Company’s stockholders. See “Principal Stockholders.”

Limitations on ability to pay dividends.

The Company does not currently expect to pay cash dividends on any of its common stock for the foreseeable future. The ability of the Company to pay dividends on the Company’s common stock will depend upon, among other things, future earnings, if any, the success of the Company’s business activities, capital requirements, the general financial condition of the Company, and general business conditions. There can be no assurance that the Company will ever be in a financial position to declare and pay dividends on the Company’s common stock or that the Board of Directors would otherwise ever declare or pay such a dividend.

As of the date hereof, there are no material legal proceedings pending or threatened to be taken against the Company. SignPath has retained legal counsel to evaluate and advise on our intellectual property and patent strategy.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s executive offices are located in a building owned by Dr. Lawrence Helson, Chief Executive Officer, and are located at 1375 California Road, Quakertown, Pennsylvania, 18951.  The Company does not pay rent at this location.  The Company owned about $5,390 in office equipment in its headquarters and administrative offices, as of December 31, 2011.

ITEM 3. LEGAL PROCEEDINGS

ITEM 4.  RESERVED.

ITEM 5. PRICE RANGE OF COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Our common stock is not publicly traded  We have been approved for trading of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”), which is maintained by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

As of February 17, 2012, there were outstanding:  12,830,000 shares of common stock; options to purchase 100,000 shares of common stock; 3,256 and 1,245 shares of Series A and Series B Convertible Preferred Stock convertible into approximately 3,832,312 and 1,465,365 shares, respectively, of common stock; Class A and Class B common stock purchase warrants to purchase approximately 3,831,724 and 1,465,365 shares, respectively, of Common Stock, and placement agent warrants to purchase approximately 2,318,232 shares of Common Stock or an aggregate of approximately 25,743,586 shares of Common Stock.

(b) Holders of Record

As of March 29, 2012, there were approximately 34 different holders of record of our common stock.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2011.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number, of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	100,000	$0.85	400,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	100,000	$0.85	400,000

(1) Consists of our 2009 Employee Stock Incentive Plan

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

Liquidity and Capital Resources

Liquidity and Capital Resources at December 31, 2011 Compared with December 31, 2010

As of December 31, 2011 and December 31, 2010, the Company had $20,424 and $48,993, respectively, of cash on hand.  The Company’s working capital deficit increased from ($4,403,829) at December 31, 2010 to a deficit of (5,856,319) as of December 31, 2011, as a result of  a decrease in cash resulting from net cash used in operations of ($1,209,103) offset by cash provided by investing activities of $1,180,534.  SignPath had a deficit accumulated during the development stage of $7,400,602 as of December 31, 2011.

During the 12 months ended December 31, 2011 (“Fiscal 2011”), SignPath sold 1,448.5 Units consisting of its securities at a price of $1,000 per Unit.  The Units sold in 2011 consisted of 418.5 Series A Convertible Preferred Units and 1,030 Series B Convertible Preferred Stock Units.  Each Unit consists of (i) one share of 6.5% Series A or Series B Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $1,448,500 and incurred stock offering costs of $267,966 related to such offerings during Fiscal 2011.

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

Cash used in operating activities during Fiscal 2011 was ($1,209,103) compared to cash used of ($698,325) during Fiscal 2010.  This resulted from a net loss of $2,284,393 in Fiscal 2011, offset by Common Stock and options issued for services of $567,368, a change in derivative liabilities of $245,087, and an increase in accounts payable and accrued expenses of $261,571.  This compared to a loss of $2,119,059 during Fiscal 2010, offset by Common Stock and options issued for services of $761,710, a change in derivative liabilities of $538,010, and an increase in accounts payable and accrued expenses of $119,897.

The Series B Preferred Stock is substantially the same as the Series A Preferred Stock with regard to dividends and conversion price, however, is junior to the Series A Preferred Stock on liquidation and does not have anti-dilution price protection, nor do the Class B Warrants issued as part of the Units have anti-dilution price protection.

The Company had net cash provided by financing activities of $1,180,534 in Fiscal 2011 as a result of the $1,448,500 received in the 2011 Private Placement described above, reduced by $267,966 of offering costs.  During Fiscal 2010, the Company had $453,290 of net cash provided by financing activities as a result of the $575,000 received from the 2010 Private Placement of Preferred Stock less the stock offering costs of $121,710.

As a result of the foregoing, the Company’s cash decreased by $28,569 during Fiscal 2011 from $48,993 to $20,424.

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

Results of Operations

Material Changes in Results of Operations

Year ended December 31, 2011, as compared with year ended December 31, 2010

The Company does not expect to receive any revenues prior to 2013.  Total operating expenses during Fiscal 2011 increased to $2,039,306 as compared with $1,621,832 during Fiscal 2010 primarily as a result of $1,190,841 of research and development expenses increasing from $626,827 in Fiscal 2010 related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses decreased to $155,436 in the 2011 Period from $225,530 in Fiscal 2010, primarily as a result of a reduction in travel and other office related expenses.  Professional fees decreased to $342,029 in the 2011 period from $429,475 in Fiscal 2010, primarily as a result of a decrease in common stock issued for services as compared to 2010.

Research and Development fees in Fiscal 2011 included $102,625 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, MD Anderson, Medizinche University and Regis Pharmaceuticals for $293,583, $223,659, $120,254, $144,355 and $99,505, respectively, for lab fees and other costs related to the Company’s research and development efforts.

Payments in Fiscal 2010 included $114,370, $118,426 and $35,000 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) and John Hopkin’s University, respectively, for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Chemic Laboratories, ClinicPace Worldwide, and Surmodics Pharmaceuticals for $100,567, $155,045, and $32,000, respectively, for lab fees and other costs related to the Company’s research and development efforts.

The amount paid for research and development in the 2011 Period consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies in the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During Fiscal 2010, the Company paid UTMDACC for non-clinical and mouse pre-clinical pre-GLP studies of lipomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from curcumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $2,284,393 in Fiscal 2011 as compared to a net loss of $2,119,059 in Fiscal 2010.  This translates to a loss per share of ($0.19) in Fiscal 2011 compared to ($0.18) in Fiscal 2010.

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

As of December 31, 2011, we had cash and cash equivalents of $20,424.  Declines of interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of the Independent Registered Public Accounting Firm appears on page and the Financial Statements and Notes to Financial Statements appear on following Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2011.  Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

NONE

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is also a brief description of the relevant business and/or scientific experience and background of each person named below.

Officers, Directors and Other Key Staff

Our current officers, directors, and other key advisors to the Company consist of:

Name	Age	Position
Lawrence Helson, BSci, BMed, M.Sci, MD	81	Chief Executive Officer, Director, and President
Arthur P. Bollon, Ph.D.	69	Director
Jack Levine, CPA	61	Director

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

Dr. Arthur P. Bollon has served as a director of the Company since May 28, 2008. Dr. Bollon has more than 25 years of experience in biotechnology as a scientist, executive and entrepreneur. From October 2003, until August 2010, he was the Chairman, President and Chief Executive Officer and since August 2010, he is a consultant to HemoBioTech, Inc. which is developing HemoTech, a potential substitute for human blood. He is a founder and had served as Chairman and Chief Executive Officer of   Wadley Biosciences Inc./LPL, a joint venture between Wadley Cancer Center and Phillips Petroleum  which focused on cancer and immune disease therapeutics from 1987 to 1991. From 1992 to 2000, he was a founder, Chairman and Chief Executive Officer of Cytoclonal Pharmaceutics Inc. which focused on cancer and infectious disease therapeutics. While at Cytoclonal, he completed an initial public offering. In addition, he has completed research contracts with multiple universities including UCLA, Montana State University, University of California at San Diego, Texas Tech University and University of British Columbia.

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

Jack Levine was appointed to the Board of Directors of the Company on July 12, 2010. Mr. Levine, a Certified Public Accountant, has been advising private companies for over 30 years.  As of November 2011, he was elected Chairman of the Audit Committee and Chairman of the Nominating and Corporate Governance Committee of Provista Diagnostics, Inc., a cancer detection and diagnostics company focused on women’s cancer.  The company has established partnerships that allow access to some of the most innovative biomarkers in the molecular oncology market.  From 1999 to 2007 he served as an Independent Board Member to Pharmanet, Inc. (Nasdaq) where from 2006-2007, he served as Chairman of the Board; in 2005, was a member of the Nominating Committee, Lead Director in 2004; a member of the Compensation Committee in 2003, a Chairman of the Audit Committee in 1999. Pharmanet is a global drug development services company providing a comprehensive range of services to pharmaceutical biotechnology, generic drug and medical device companies. From 2004-2008, Mr. Levine served as Chairman of the Audit Committee of Grant Life Sciences (OTCBB), an R&D company focused on early detection of cervical cancer and also providing medical diagnostic kits. From 2000-2006, Mr. Levine was Chairman either of the Audit Committee, Executive Committee or ALCO Committee of Beach Bank, Miami Beach, Florida. He also served as Chairman of the Audit Committees of Prairie Fund (2000-2006) and Bankers Savings Bank (1996-1998). From 2004-2006, Mr. Levine was a member of the Audit Committee of Miami Dade County School Board, the nation’s third largest school system with an annual budget exceeding $5 Billion.
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

George M. Shopp, PhD. DABT is a private consultant assisting clients in the nonclinical discovery and development of small molecule and biological therapeutics. He has 33 years experience in the fields of toxicology, pharmacology, pharmacokinetics and drug development. This includes two years at toxicology contract research organizations (CRGs), 12 years in grant and contract supported basic and applied research (Medical College of Virginia and Lovelace Medical Foundation). Fourteen years in industrial drug development including: 3 years at Synergen responsible for all regulatory and research investigational toxicology; 2 years at Genentech directing the research toxicology group, and responsible for nonclinical development of growth factors and monoclonal antibodies; and Elan Pharmaceuticals for 9 years responsible for global nonclinical development and research toxicology of small molecule drugs and biopharmaceutics. Therapeutic areas include: Alzheimer's disease, Parkinson's disease, pain, migraine, oncology, diabetes, epilepsy, stroke, rheumatoid arthritis, inflammatory bowel disease, and sepsis. Drug classes include: enzyme inhibitors, ion channel blockers, anti-angiogenesis factors, growth factors, monoclonal antibodies, human proteins, and polyethylene glycol conjugated molecules. Areas of expertise include: building and managing skilled and efficient nonclinical safety groups in the pharmaceutical industry, global nonclinical development of small molecule and protein drugs, regulatory toxicology (FDA, ED and Japan), performing due diligence on potential in licensed programs, conducting inhouse and contract GLP pharmacology/toxicology/ADME/PK studies, in vitro toxicity testing and screening, in vivo disease models, research and investigational toxicology, assessment of immunotoxicologic/host resistance/hematopoietic effects of drugs and chemicals, flow cytometry, and pulmonary toxicology/immunology. Dr. Shopp was President of the Board of Directors for the American Board of Toxicology in 2003.  He has a PhD in Pharocolgy Toxicology from the Medical College of Virginia, post doctoral work in pulmmary immunology/ toxicology and a BS in Biology and Chemistry from Bucknell University.

Robert H. Horne, M.D. has been an orthopedic and hand surgeon since 1966.  Since 2009 he has been on the staff of Mee Memorial Hospital, King City, Oklahoma and prior thereto Claxton-Hepburn Hospital, Ogdensberg, New York from 1968 to 2008 he was in private practice in Salt Lake City, Utah.  Prior thereto, he was Chief of Surgical Services at McClellan U.S. Air Force Base from 1963 to 1965.  From 2007 to 2008, Dr. horne was Honorary President, Utah Medical Association.  Dr. Horne received his Doctor of Medicine from Cornell University Medical College in 1960.
Business Advisory Board

Adam Sheer was elected a member of the Company’s Business Advisory Board in January 2012.  He is a consultant to the equities business.  From January, 2010 until January 2011 he was a consultant to Magnetar Capital in Chicago.  From September 2007 until January 2010, he was a managing principal and Chief Investment Officer to Aldebaran Investors, a SPAC (Special Purpose Acquisition Company).  From January, 2005 until September 2007, Mr. Scheer was portfolio manager for SPACs at Fir Tree Partners.  He started his career at Goldman Sacks/SpeerLeeds and Kellog as a trader trainee in 2002.  Mr. Sheen holds a B.A. in International Economics & Commerce from Lafayette College.

Contingency Plan

In the event that Dr. Helson, our current CEO is unable to fulfill his duties, the Company expects that Dr. Tauseef Ahmed will serve as acting CEO until a permanent replacement is found.

ITEM 11.  EXECUTIVE COMPENSATION

The Company has entered into an employment contract with Dr. Lawrence Helson to secure his services as President and Chief Executive Officer.  The contract, as extended, ends May 31, 2012.  Dr. Helson is to receive a base salary of $200,000 per annum plus bonuses at the discretion of the Board.  During the calendar years ended December 31, 2011, 2010 and 2009, Dr. Helson was paid approximately $96,000, $96,000 and $85,000 and the remainder of his salary was written off pursuant to Dr. Helson’s waiver.  On June 16, 2010, December 28, 2010 and December 22, 2011, the Board of Directors awarded Dr. Helson (and/or his assignees) 300,000 restricted shares of Common Stock on each date in lieu of all accrued and unpaid salary and any bonus.   Dr. Helson may terminate the agreement upon 30 days’ prior written notice.  If the Company terminates without Cause (as defined) or Dr. Helson terminates for Good Reason (as defined) or a Disability, the Company shall pay Dr. Helson in addition to all accrued compensation, a severance payment equal to six (6) months of the greater of (A) Dr. Helson’s then current base salary and (B) the highest base salary in effect that any time during the 90 days prior to termination.  The Company shall also pay the severance payment in the event it fails to notify Dr. Helson of its intentions to continue employment past the expiration date no less than 90 days prior to the expiration date, or if they fail to reach an agreement on a new employment agreement prior to the expiration date.  Dr. Helson’s employment agreement provides for a non-compete for one year following termination of employment with any business primarily involved in developing proprietary formulations of curcumin for application in malignant disorders. The shares of Common Stock issued to Dr. Helson were subject to a one-year vesting period which has expired.

Members of the Scientific Advisory Board (SAB) are reimbursed for reasonable expenses incurred in connection with travel to attend SAB meetings.  We expect a maximum of two SAB meetings will be held per year.  Advisors will be paid $2,000 for attending each meeting called by SignPath.  Options to purchase common shares of SignPath may be made available to the Advisor under the 2009 Option Plan.

The following table sets forth, with respect to the Company’s fiscal years ended December 31, 2011, 2010 and 2009, all compensation earned by each person who is required to be listed pursuant to Item 402(m)(2) of Regulation S-K.

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)(1)(2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Lawrence Helson	2011	$96,000	0	255,000	0	0	0	$351,000
President and Chief	2010	$96,000	0	510,000	0	0	0	$606,000
Executive Officer	2009	$85,000	0	0	0	0	0	$85,000

(1)           Under Dr. Helson’s employment contract he is to receive a base salary of $200,000 per annum.  He received $96,000, $96,000 and $85,000 in cash during 2011, 2010 and 2009, respectively.  In 2011, Dr. Helson was awarded 150,000 to settle the remaining $104,000 of his unpaid base salary and an additional 150,000 shares as a stock bonus.  In 2010 and 2009, Dr. Helson waived the remainder of his base salary due under his employment contract which amount was written off.

Director’s Compensation

Members of the Board of Directors are reimbursed for reasonable expenses incurred in connection with travel to attend board meetings.   Options to purchase common shares of SignPath will be made available to independent directors under the 2009 Option Plan, however, no cash compensation will be paid initially.  See “2009 Employee Stock Incentive Plan” below.

Pursuant to the terms of a Letter Agreement dated July 12, 2010, Jack Levine was granted options to purchase 100,000 shares of common stock at $0.85 per share upon his joining the Board of Directors.  The option vests in three equal installments on each of the first three anniversary dates of the date of grant and is exercisable for ten (10) years from the date of grant.  He also received 30,000 and 40,000 restricted shares of Common Stock on December 28, 2010 and December 22, 2011 in consideration of consulting and accounting services rendered to the Company.  He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

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

The address of each of the persons listed below, unless otherwise noted, is c/o Signpath Pharma Inc. 1375 California Road, Quakertown, PA 18951.

Name of Beneficial Owner	Number of Shares of common stock Beneficially Owned (1)	Percentage of common stock Beneficially Owned
Dr. Lawrence Helson Dr. Arthur Bollon Jack Levine Meyers Associates, L.P. (3) Bruce Meyers (3) Imtiaz Khan (3)(6)	2,310,000 800,000 103,333(2) 4,066,418(4) 7,346,951(5) 2,450,000	18.0% 6.2% * 27.9% 48.3% 19.1%
All Executive Officers and Directors as a Group (3 persons)	3,213,333	25.0%
______________
* Less than 1% of  the total issued and outstanding shares.

(1)  Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights.  As of the date of this Memorandum, there were 12,830,000 shares of our common stock issued and outstanding. As of that date, (i) 500,000 shares of common stock were reserved for issuance under our 2009 Option Plan of which 100,000 options had been granted; (ii) approximately 3,831,576 shares of our common stock were reserved for issuance pursuant to conversion of Series A Preferred Stock; (iii) approximately 3,831,576 shares were reserved for issuance pursuant to exercise of Class A Warrants to purchase common stock; (iv) 368,894 shares of our common stock were reserved for issuance pursuant to the issuance of Dividend Shares; (v) 1,465,365 shares of Common Stock were reserved for issuance pursuant to conversion of Series B Preferred Stock; (vi) 2,399,445 shares of Common Stock were reserved for issuance pursuant to exercise of Class B Warrants; and (vii) there were Placement Agent Warrants to purchase approximately 2,318,231.50 shares of common stock equal to 15% of the Units sold in the 2008, 2009, 2010 and 2011 Private Placements.

(2) Includes options to purchase 33,333 shares, but does not include options to purchase 66,667 shares of common stock issuable upon exercise of options granted on July 12, 2010 which vest in three equal installments on the first three anniversary dates from the date of grant.

(3) The address of each of these persons is 45 Broadway, 7th Fl., New York, NY 10006.

(4) Includes 2,305,000 shares of Common Stock, an aggregate of 1,486,000 shares of common stock issuable upon exercise of Meyers Associates’ Unit Purchase Options and 275,418 shares of common stock underlying 117 units purchased by Meyers Associates in the 2008 Private Placement; but does not include additional shares of common stock beneficially owned by Bruce Meyers, the President of Meyers Associates.  Bruce Meyers has the power to vote and dispose of the Shares owned by Meyers Associates.

(5) Mr. Meyers is Principal and Chief Executive Officer of Meyers Associates.  This amount includes 2,472,500 shares of common stock and an aggregate of 623,033 shares of common stock issuable underlying 264.67 Units purchased by Mr. Meyers in the 2008 Private Placement, as well as the shares owned by Meyers Associates set forth in note (4) above.

(6) Mr. Kahn is Vice President of Meyers Associates.

Unless otherwise indicated in the foregoing table (or the footnotes thereto), the persons named in the table have sole voting and dispositive power with respect to the shares of the Company’s common stock and/or options owned by such person, subject to community property laws where applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described elsewhere in this report, the Company and Meyers Associates LP, the placement agent for its Preferred Stock Offering, have numerous relationships and related transactions.  Mr. Bruce Meyers, the Principal and Chief Executive Officer of Meyers Associates LP, founded our Company.  Mr. Meyers beneficially owns approximately 49% of the Company’s common stock and therefore, has influence in the affairs and operations of the Company which may present a conflict of interest between the Company and the Placement Agent.

During the Fiscal 2010, the Company sold an aggregate of 575 Units pursuant to the offering memorandum dated December 12, 2008.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the effective date of A Registration Statement, subject to adjustment, and (ii) one Warrant to purchase, 1,177 shares of common stock at $1.27 per share for a five-year period following the effective date.  The Units were sold to different  accredited investors.  Meyers Associates L.P., received sales commissions of 10% ($57,500) of the gross proceeds of $575,000 from the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering, and a Unit Purchase Option to purchase 15% of the securities sold in the offering.

During Fiscal 2011, the Company sold 418.5 Units (the same as described in the prior paragraph).  The Company also sold 1,030 Units of Series B Preferred Stock.  Each Unit consists of one share of a 6.5% Series B Convertible Preferred Stock convertible into 1,177 shares of common stock on the same terms described above plus one warrant to purchase 1,177 shares of common stock at $1.27 per share.  The Series B Units were sold to 13 different investors.  During Fiscal 2011 Meyers Associates L.P., received aggregate sales commissions of 10% ($144,850) of the gross proceeds of $1,448,500 from the sale of Units, as well as a non-accountable expense allowance equal to 3% of proceeds of the offering, and a Unit Purchase Option to purchase 15% of the Units sold in the offering.

On December 28, 2010, the  Board of Directors awarded (i) 150,000 restricted shares of Common Stock to Dr. Helson in exchange for his forfeiture of approximately $104,000 in accrued and unpaid salary, and an additional 150,000 shares of Common Stock in exchange for his forfeiture of bonus compensation through December 31, 2010; (ii) 200,000 restricted shares of Common Stock to Meyers Associates for administrative functions performed for the Company which is without staff; (iii) 30,000 restricted shares of Common Stock to Jack Levine, who performed various tasks without compensation as Chairman of the Audit Committee; and (iv) 20,000 restricted shares to Davidoff Malito & Hutcher, Company Counsel, in compensation of unbilled legal services.

On May 31, 2011, the Board of Directors extended Dr. Helson’s employment contract to May 31, 2012.

On December 22, 2011, the  Board of Directors awarded (i) 150,000 restricted shares of Common Stock to Dr. Helson in exchange for his forfeiture of approximately $104,000 in accrued and unpaid salary, and an additional 150,000 shares of Common Stock in exchange for his forfeiture of bonus compensation through December 31, 2011; (ii) 200,000 restricted shares of Common Stock to Meyers Associates for administrative functions performed for the Company which is without staff; (iii) 40,000 restricted shares of Common Stock to Jack Levine, who performed various tasks without compensation as Chairman of the Audit Committee.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Fiscal 2011 and 2010, M&K CPAs, PLLC (“M&K”) served as our independent auditors.  The following table presents fees for professional audit services rendered by M&K and Moore for the audit of our annual financial statements for the years ended December 31, 2011 and 2010 and fees for other services rendered by such firms during those periods.

	2011	2010
Audit Fees	$23,500	$27,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$23,500	$27,000

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

All Other Fees:  The aggregate fees, including expenses, billed for all other services, not described above, rendered to the Company by M&K during Fiscal year 2011 and 2010 were zero.

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

All Other – fees for all other services provided by M&K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1		Certificate of Incorporation of the registrant (1)
3.2		Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.3		Certificate of Amendment to the Certificate of Incorporation dated May 27, 2008 (1)
3.4		Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.5		Certificate of Amendment to Certificate of Incorporation (3)
3.6		Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (4)
3.7		By-Laws of the registrant (1)
4.1		Form of Common Stock Certificate (1)
4.2		Form of Common Stock Purchase Warrant (1)
4.3		Form of Bridge Note (1)
4.4		Form of Registration Rights Agreement (1)
4.5		Form of Subscription Agreement (1)
4.6		Form of Series B Subscription Agreement
10.1		Employment Agreement dated as of July 1, 2007 between the registrant and Dr. Lawrence Helson (1)
10.2		2009 Employee Stock Incentive Plan (1)
10.3		License Agreement from University of Texas MD Anderson Career Center (1)
10.4		License Agreement from The Johns Hopkins University (1)
10.5		September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)
10.6		January 30, 2008 Service Agreement with Brookwood Pharmaceuticals (1)
10.7		Sponsored Research Agreement dated as of September 18, 2007, by and between The Johns Hopkins University, employer of Dr. Anirban Maitra and the registrant. (1)
10.8		Form of Consulting Agreement for Scientific Advisory Board Members (1)
10.9		Patent and Technology License Agreement dated August 18, 2008 between the registrant and the University of North Texas Health Science Center. (1)
10.10		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)
10.11		Agreement dated June 30, 2007 by and between the Registrant and SAFC. (1)
10.12		Placement Agency Agreement dated as of May 28, 2008 by and between SignPath Pharma Inc. and Meyers Associates, L.P. (1)
10.13		Indemnification Agreement dated as of December, 2008 by and between SignPath Pharma Inc. and Meyers Associates, L.P. (1)
10.14		Extension of Dr. Helson’s employment agreement.(1)
10.15		Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.
10.16		Agreement dated June 30, 2009 by and between the registrant and Topaz Technology, Inc.
10.17		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010. (2)
*31	.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
*32	.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
*101	.ins	XBRL Instance
*101	.xsd	XBRL Schema
*101	.cal	XBRL Calculation
*101	.def	XBRL Definition
*101	.lab	XBRL Label
*101	.pre	XBRL Presentation

_______________________
* As filed with this Report

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SignPath Pharma, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of SignPath Pharma, Inc. (A Development Stage Company), as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements for the period from inception (May 15, 2006) to December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SignPath Pharma, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $7,400,602, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com

Houston, Texas
March 29, 2012

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010
CURRENT ASSETS

Cash	$20,424	$48,993

Total Current Assets	20,424	48,993

EQUIPMENT, net	1,409	2,673

TOTAL ASSETS	$21,833	$51,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$499,435	$237,864
Derivative liability	5,377,308	4,214,958

Total Current Liabilities	5,876,743	4,452,822

STOCKHOLDERS' DEFICIT
Preferred stock; $0.10 par value, 5,000,000 shares authorized 4,286 and 2,837 shares issued and outstanding, respectively	429	284
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,830,000 and 12,190,000 shares issued and outstanding, respectively	12,831	12,191
Additional paid-in capital	1,532,432	702,578
Deficit accumulated during the development stage	(7,400,602)	(5,116,209)

Total Stockholders' Deficit	(5,854,910)	(4,401,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,833	$51,666

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on May 15, 2006
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011
			(Unaudited)
REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	155,436	225,530	1,204,043
Professional fees	342,029	429,475	853,767
Financing expense	-	-	1,063,401
Research and development	1,190,841	626,827	2,516,634
Salaries and wages	351,000	340,000	793,995

Total Operating Expenses	2,039,306	1,621,832	6,431,840

OPERATING LOSS	(2,039,306)	(1,621,832)	(6,431,840)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(245,087)	(538,010)	(986,323)
Grant income	-	40,783	81,556
Interest expense	-	-	(63,995)

Total Other Income (Expense)	(245,087)	(497,227)	(968,762)

NET LOSS BEFORE INCOME TAXES	(2,284,393)	(2,119,059)	(7,400,602)
Provision for income taxes	-	-	-

NET LOSS	$(2,284,393)	$(2,119,059)	$(7,400,602)

BASIC AND DILUTED LOSS PER SHARE	$(0.19)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,225,890	11,558,082

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, May 15, 2006	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash at $0.001 per share	-	-	10,000,000	10,000	-	-	10,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000

Common stock issued for bridge debt at $0.85 per share	-	-	257,500	258	218,617	-	218,875

Net loss for the year ended December 31, 2007	-	-	-	-	-	(526,833)	(526,833)

Balance, December 31, 2007	-	-	10,257,500	10,258	218,617	(526,833)	(297,958)

Preferred stock issued for bridge debt at $1,000 per share	890	89	-	-	889,786	-	889,875

Preferred stock issued for cash at $1,000 per share	562	56	-	-	561,944	-	562,000

Common stock issued for bridge debt at $0.85 per share	-	-	1,082,500	1,083	919,043	-	920,126

Stock offering costs	-	-	-	-	(270,948)	-	(270,948)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,695,766)	(1,695,766)

Balance, December 31, 2008	1,452	145	11,340,000	11,341	2,318,442	(2,222,599)	107,329

Cumulative effect of adoption of ASC 815	-	-	-	-	(1,632,825)	(43,808)	(1,676,633)

Preferred stock issued for cash at $1,000 per share	810	81	-	-	(178,632)	-	(178,551)

Stock offering costs	-	-	-	-	(166,154)	-	(166,154)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(730,743)	(730,743)

Balance, December 31, 2009 (restated)	2,262	226	11,340,000	11,341	340,831	(2,997,150)	(2,644,752)

Preferred stock issued for cash at $1,000 per share	575	58	-	-	574,942	-	575,000

Stock offering costs	-	-	-	-	(121,709)	-	(121,709)

Common stock issued for services	-	-	850,000	850	721,650	-	722,500

Amortization of options issued for services	-	-	-	-	39,210	-	39,210

Adjustment for derivative liability	-	-	-	-	(852,346)	-	(852,346)

Net loss for the year ended December 31, 2010	-	-	-	-	-	(2,119,059)	(2,119,059)

Balance, December 31, 2010	2,837	284	12,190,000	12,191	702,578	(5,116,209)	(4,401,156)

Preferred stock issued for cash at $1,000 per share	1,449	145	-	-	1,448,355	-	1,448,500

Stock offering costs	-	-	-	-	(267,966)	-	(267,966)

Common stock issued for services	-	-	640,000	640	543,360	-	544,000

Amortization of options issued for services	-	-	-	-	23,368	-	23,368

Adjustment for derivative liability	-	-	-	-	(917,263)	-	(917,263)

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,284,393)	(2,284,393)

Balance, December 31, 2011	4,286	$429	12,830,000	$12,831	$1,532,432	$(7,400,602)	$(5,854,910)

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on May 15, 2006
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011
			(Unaudited)
OPERATING ACTIVITIES

Net loss	$(2,284,393)	$(2,119,059)	$(7,400,602)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	544,000	722,500	1,266,500
Options issued for services	23,368	39,210	62,578
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	1,264	1,117	3,981
Change in derivative liability, net of bifurcation	245,087	538,010	986,323
Changes in operating assets and liabilities
Accounts payable and accrued expenses	261,571	119,897	499,435

Net Cash Used in Operating Activities	(1,209,103)	(698,325)	(3,442,784)

INVESTING ACTIVITIES

Purchase of equipment	-	(1,390)	(5,390)

Net Cash Used in Investing Activities	-	(1,390)	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	1,448,500	575,000	3,395,500
Stock offering costs paid	(267,966)	(121,710)	(826,777)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable	-	-	889,875

Net Cash Provided by Financing Activities	1,180,534	453,290	3,468,598

NET INCREASE (DECREASE) IN CASH	(28,569)	(246,425)	20,424
CASH AT BEGINNING OF PERIOD	48,993	295,418	-

CASH AT END OF PERIOD	$20,424	$48,993	$20,424

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$917,263	$852,345	$4,390,986

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2011, the Company recognized sales revenue of $-0- and incurred a net loss of $2,284,393.  As of December 31, 2011, the Company had an accumulated deficit of $7,400,602.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounting Basis
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had  $0 of cash balances in excess of federally insured limits at December 31, 2011.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

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

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$(5,377,308)	$(5,377,308)
Total	$-	$-	$(5,377,308)	$(5,377,308)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$(4,214,958)	$(4,214,958)
Total	$-	$-	$(4,214,958)	$(4,214,958)

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Derivative Liability:     Market prices are not available for the Company's warrants nor are market prices of similar warrants available. The Company assessed that the fair value of this liability approximates its carrying value since carrying value has been adjusted to fair value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market value became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

The following tables present the fair value of financial instruments as of December 31, 2011, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2010	$(4,214,958)
Purchases, sales, issuances and settlements (net)	(1,162,350)
Total level 3 assets and liabilities at December 31, 2011	$(5,377,308)

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

Research and Development Costs
The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $1,190,841 and $626,827 during the years ended December 31, 2011 and 2010, respectively.  The Company did receive grant income to help fund its research and development efforts during the year ended December 31, 2010, totaling $40,783.

Stock-Based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is completed or a performance commitment date is reached, whichever is earlier.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

For the years ended December 31, 2011 and 2010, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares that were excluded was 11,608,642 and 4,579,696 at December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements
In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments are to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of December 31, 2011 and 2010. Depreciation expense was $1,264 and $1,117 for the years ended December 31, 2011 and 2010, respectively.

	2011	2010
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(3,981)	(2,717)
Net Book Value	$1,409	$2,673

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
December 31, 2011 and 2010

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its Series A Preferred Stock and associated warrants to purchase common stock. On January 1, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. As of January 1, 2009 the Company had issued 3,572,714 warrants which have exercise prices that are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.85 and $1.27, respectively. If these provisions are triggered, the exercise price of all of those warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the years ended December 31, 2011 and 2010 of $(272,970) and $(538,010), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

During the year ended December 31, 2011, the Company issued 1,704,884 warrants which were attached to 1,449 shares of convertible preferred stock.  The Company issued an additional 1,022,931 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances at the date of issuance was $2,184,753.

During the year ended December 31, 2010, the Company issued 676,775 warrants which were attached to 575 shares of convertible preferred stock.  The Company issued an additional 391,353 warrants as stock offering costs to the Company’s placement agent.  The Combined fair market value of the derivative liability associated with these issuances for the year ended December 31, 2010 was $852,346.

During the year ended December 31, 2009, the Company issued 953,370 warrants which were attached to 810 shares of convertible preferred stock.  The Company issued an additional 286,011 warrants as stock offering costs to the Company’s placement agent.  The Combined fair market value of the derivative liability associated with these issuances for the year ended December 31, 2009 was $988,552.

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

The Series A Preferred Derivatives were valued using the following assumptions:

•	The Company was 3 months from being publicly traded and the Company/Holder would convert the Preferred Stock based on 200% of the adjusted conversion price;
•	The Preferred maturity date used was 7 years following the Company being publically traded (rolling 6 years from the Valuation Date);
•	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;
•	The projected volatility curve was based on the average of 15 comparable biotech companies historical volatility:
•	The Holder would automatically convert at a stock price of $1.70 if the Company was not in default;
•	The Holder would convert on a quarterly basis in equal amounts to maturity if in the money; and
•	Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

The warrants were valued at issuance and marked to market quarterly for the period 2009 through December 2011. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:

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

The Company determined the fair value of the preferred stock to be $3,146,367 and $2,564,963 and the fair value of the warrants to be $2,230,941 and $1,649,995 at December 31, 2011 and 2010, respectively.

The following shows the changes in the level three liability measured on a recurring basis from January 1, 2009 (the adoption of ASC 815) through December 31, 2011:

Balance, January 1, 2009	$-
Cumulative effect of adoption of ASC 815	1,676,633
Derivative liability for preferred stock and warrants issued during the period	988,552
Derivative loss	159,418
Balance, January 1, 2010	2,824,603
Derivative liability for preferred stock and warrants issued during the period	852,345
Derivative loss	538,010
Balance, December 31, 2010	$4,214,958
Derivative liability for preferred stock and warrants issued during the period	917,263
Derivative loss	245,087
Balance, December 31, 2011	$5,377,308

NOTE 7 – CAPITAL STOCK

The Company has authorized 5,000,000 shares of its Preferred Stock at a par value of $0.10 per share.  As of December 31, 2011 and 2010 there were 4,286 and 2,837 shares issued and outstanding, respectively.  The Company’s Preferred Stock is divided into two designations, Series A and Series B Preferred Stock.

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of December 31, 2011 the Company has issued 3,256 shares of Series A Preferred Stock.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.  As of December 31, 2011, the Company had issued 1,030 shares of Series B Preferred Stock.

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
December 31, 2011 and 2010

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

The Conversion Price is subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution on any class of the Company’s capital stock; or (ii) the combination, subdivision or reclassification of the common stock but does not contain the same price protection ratchets as the Series A Preferred Stock.  No fractional shares will be issued upon conversion.  Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally-available funds. The shares of Preferred Stock may also be converted into common stock at the Conversion Rate at the Company’s option following the effectiveness of a Registration Statement, if the Company’s common stock trades above 200% of the Conversion Rate per share for a period of 20 consecutive trading days.

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

During the year ended December 31, 2011, the Company issued 419 shares of its par value $0.10 Series A Convertible Preferred Stock and 1,030 shares of its par value $0.10 Series B Convertible Preferred Stock, for a total of 1,449 shares of Preferred Stock, for cash at $1,000 per share.

During the year ended December 31, 2010, the Company issued 575 shares of its par value $0.10 Series A Convertible Preferred Stock for cash at $1,000 per share.

During the year ended December 31, 2009, the Company issued 810 shares of its par value $0.10 Series A Convertible Preferred Stock at $1,000 per share.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

On November 25, 2008, the Company issued 562 shares of its par value $0.10 Series A Convertible Preferred Stock for cash at $1,000 per share.

On November 25, 2008, the Company issued 890 shares of its par value $0.10 Series A Convertible Preferred Stock to extinguish bridge debt financing totaling $889,875.

Between January 24 and April 15, 2008, the Company issued 1,082,500 common shares of the Company at $0.85 per common share in accordance with the Bridge Note agreements.

Common Stock
The Company has authorized 45,000,000 shares of its common stock at a par value of $0.001 per share.  As of December 31, 2011 and 2010 there were 12,830,000 and 12,190,000 shares issued and outstanding, respectively.

During the year ended December 31, 2011, the Company issued 640,000 shares of common stock to officers and consultants in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $151,000 in salaries and wages, $289,000 in consulting expense, and extinguished $104,000 in accrued officer salary.

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

NOTE 8 – WARRANTS

A summary of the status of the Company's warrants as of December 31, 2011 and changes from inception through December 31, 2011 are presented below:

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	58,850	1.27	74,740	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005	*
08/22/11	29,424	1.27	37,368	*
08/22/11	17,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*
11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*
Outstanding at 12/31/11	7,274,497	1.14	$8,301,757

*Fifth anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 7.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of December 31, 2011 the following options had been granted under the plan:

On July 12, 2010, the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant and one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company has recorded amortization expense of $23,368 and $39,210 related to these options for the years ended December 31, 2011 and 2010.

NOTE 10 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2011 and 2010 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2011.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $4,905,576. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $574,055 from $1,339,080 to $1,471,938 for the year ended December 31, 2011.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2011 and 2009 were as follows:

	2011	2010
Cumulative NOL	$4,905,576	$3,433,538
Deferred Tax assets:
Net operating loss carry forwards	1,471,938	1,339,080
Valuation allowance	(1,471,938)	(1,339,080)
	$-	$-

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011 and 2010

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Income tax benefit at U. S. federal statutory rates:	$(890,913)	$(826,433)
Stock-based compensation	221,274	281,775
Derivative liability	95,584	209,824
Change in valuation allowance	574,055	334,834
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2011 and 2010, nor were any interest or penalties accrued as of December 31, 2011.

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2008 are closed by expiration of the statute of limitations.   The years ended December 31, 2011, 2010, and 2009 are open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $4,905,576 expire in various years beginning in 2026 and carrying forward through 2031.

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

Dated: March 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Lawrence Helson	Chief Executive Officer and Chief Financial Officer	March 29, 2012
Lawrence Helson

/s/ Arthur P. Bollon, Ph.D.	Director	March 29, 2012
Arthur P. Bollon, Ph.D.

/s/ Jack Levine	Director	March 29, 2012
Jack Levine