Form 10-Q
period 2012-03-31
SignPath Pharma, Inc.
filed 2012-05-21
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2012

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

As of May 18, 2012, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,830,000 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2012

Table of Contents

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited)		4
Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from Inception on May 15, 2006 through March 31, 2012 (unaudited)		5
Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from Inception on May 15, 2006 through March 31, 2012 (unaudited)		6
Notes to Condensed Financial Statements (unaudited)		7-18
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II . OTHER INFORMATION

Item 1	Legal Proceedings	26
Item 1A	Risk Factors – Not Applicable	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	27
Item 4	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6	Exhibits	27
SIGNATURES		28
EXHIBIT INDEX		29

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
CURRENT ASSETS	(unaudited)

Cash	$19,901	$20,424

Total Current Assets	19,901	20,424

EQUIPMENT, net	1,093	1,409

TOTAL ASSETS	$20,994	$21,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$445,736	$499,435
Derivative liability	5,648,649	5,377,308

Total Current Liabilities	6,094,385	5,876,743

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares
authorized 4,501 and 4,286 shares issued and
outstanding, respectively	450	429
Common stock; $0.001 par value, 45,000,000 shares
authorized; 12,830,000 shares issued
and outstanding, respectively	12,831	12,831
Additional paid-in capital	1,652,185	1,532,432
Deficit accumulated during the development stage	(7,738,857)	(7,400,602)

Total Stockholders' Deficit	(6,073,391)	(5,854,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,994	$21,833

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	8,880	3,694	1,212,923
Professional fees	19,342	33,444	873,109
Financing expense	-	-	1,063,401
Research and development	47,947	477,822	2,564,581
Salaries and wages	52,118	27,474	846,113

Total Operating Expenses	128,287	542,434	6,560,127

OPERATING LOSS	(128,287)	(542,434)	(6,560,127)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(209,968)	(126,869)	(1,196,291)
Grant income	-	-	81,556
Interest expense	-	-	(63,995)

Total Other Income (Expense)	(209,968)	(126,869)	(1,178,730)

NET LOSS BEFORE INCOME TAXES	(338,255)	(669,303)	(7,738,857)
Provision for income taxes	-	-	-

NET LOSS	$(338,255)	$(669,303)	$(7,738,857)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,830,000	12,190,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(338,255)	$(669,303)	$(7,738,857)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	1,266,500
Warrants and options issued for services	5,842	5,842	68,420
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	316	316	4,297
Change in derivative liability, net of bifurcation	209,968	126,869	1,196,291
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(53,699)	408,433	445,736
Net Cash Used in Operating Activities	(175,828)	(127,843)	(3,618,612)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(5,390)
Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES
Preferred stock issued for cash	215,000	201,000	3,610,500
Stock offering costs paid	(39,695)	(31,536)	(866,472)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable – related party	10,000	-	899,875
Repayments of notes payable – related party	(10,000)	-	(10,000)
Net Cash Provided by Financing Activities	175,305	169,464	3,643,903

NET INCREASE (DECREASE) IN CASH	(523)	41,621	19,901
CASH AT BEGINNING OF PERIOD	20,424	48,993	-
CASH AT END OF PERIOD	$19,901	$90,614	$19,901

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$61,373	$302,985	$4,452,359

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended March 31, 2012, the Company recognized sales revenue of $-0- and incurred a net loss of $338,255.  As of March 31, 2012, the Company had an accumulated deficit of $7,738,857.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2012 and December 31, 2011
(unaudited)

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,648,649)	$(209,968)
Total	$-	$-	$(5,648,649)	$(209,968)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,377,308)	$(245,087)
Total	$-	$-	$(5,377,308)	$(245,087)

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
March 31, 2012 and December 31, 2011
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)
The following tables present the fair value of financial instruments as of March 31, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2011	$(5,377,308)
Purchases, sales, issuances and settlements (net)	(271,341)
Total level 3 assets and liabilities at December 31, 2011	$(5,648,649)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of March 31, 2012 and December 31, 2011, respectively. Depreciation expense was $316 for the three months ended March 31, 2012 and March 31, 2011.

	March 31,	December 31,
	2012	2011
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(4,297)	(3,981)
Net Book Value	$1,093	$1,409

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

NOTE 6 – NOTE PAYABLE

In January 2012, the Company received cash pursuant to a short-term promissory note with a related party.  The cash was repaid in full in February 2012.  The note did not bear interest.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012 and December 31, 2011
(unaudited)

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

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

During the three months ended March 31, 2012, the Company issued 151,833 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances at the date of issuance was $61,373.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012 and December 31, 2011
(unaudited)

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS (continued)

The Series A Preferred Derivatives were valued using the following assumptions:

●	The Company was 3 months from being publicly traded and the Company/Holder would convert the Preferred Stock based on 200% of the adjusted conversion price;
●	The Preferred maturity date used was 7 years following the Company being publically traded (rolling 6 years from the Valuation Date);
●	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;
●	The projected volatility curve was based on the average of 15 comparable biotech companies historical volatility:
●	The Holder would automatically convert at a stock price of $1.70 if the Company was not in default;
●	The Holder would convert on a quarterly basis in equal amounts to maturity if in the money; and
●	Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market.

The warrants were valued at issuance and marked to market quarterly for the period 2009 through December 2011. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:

●	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;
●	The projected volatility curve was based on the average of comparable companies as provided in the Preferred assumptions above;
●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;
●
The Holder would exercise the warrant at target prices starting at $1.58 for the Investor Warrants and $1.40 for the Placement Agent Warrants, and lowering such target as the warrants approached maturity.

●	The Holder would automatically convert all of the shares at a stock price of $1.58 for the Investor Warrants and $1.40 for the Placement Agent Warrants;
●	The Holder would convert on a quarterly basis in amounts not to exceed the average quarters trading volume based on historical performance, assuming the volume would increase by 5% each quarter; and
●
Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market for the Placement Agent Warrants and for the Investor Warrants the reset would be 150% of the Preferred.

The Company determined the fair value of the preferred stock to be $3,352,205 and $3,146,367 and the fair value of the warrants to be $2,296,444 and $2,230,941 at March 31, 2012 and December 31, 2011, respectively.

The following shows the changes in the level three liability measured on a recurring basis from December 31, 2011 through March 31, 2012:

Balance, December 31, 2011	$5,377,308
Derivative liability for warrants issued during the period	61,373
Derivative loss	209,968
Balance, March 31, 2012	$5,648,649

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012 and December 31, 2011
(unaudited)

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of March 31, 2012, the Company has issued 3,256 shares of Series A Preferred Stock.

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
March 31, 2012 and December 31, 2011
(unaudited)

 NOTE 8 – PREFERRED STOCK (continued)

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.  As of March 31, 2012, the Company had issued 1,245 shares of Series B Preferred Stock.

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
March 31, 2012 and December 31, 2011
(unaudited)

NOTE 8 – PREFERRED STOCK (continued)

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
March 31, 2012 and December 31, 2011
(unaudited)

NOTE 8 – PREFERRED STOCK (continued)

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

During the three months ended March 31, 2012, the Company issued 215 shares of of its par value $0.10 Series B Convertible Preferred Stock for cash at $1,000 per share.

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

NOTE 9 – COMMON STOCK

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

NOTE 9 – COMMON STOCK (continued)

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012 and December 31, 2011
(unaudited)

On December 28, 2010 the Company issued 450,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $382,500 in consulting expense.

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of March 31, 2012 and changes from inception through March 31, 2012 are presented below:

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012 and December 31, 2011
(unaudited)

Date of	Warrant	Exercise	Value if	Expiration
Issance	Shares	Price	Exercised	Date
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005
08/22/11	29,424	1.27	37,368	*
08/22/11	17,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*
11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*
Outstanding at 12/31/11	7,274,497	1.14	$8,301,761
01/31/12	117,700	1.27	149,479	*
02/02/12	76,505	1.27	97,161	*
02/10/12	58,850	1.27	74,740	*
01/31/12	70,620	0.85	60,027	*
02/02/12	45,903	0.85	39,018	*
02/10/12	35,310	0.85	30,014	*
Outstanding at 3/31/12	7,679,385	1.14	8,752,200

*Fifth anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 7.

NOTE 11 – STOCK OPTIONS

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012 and December 31, 2011
(unaudited)

NOTE 11 – STOCK OPTIONS (continued)

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of March 31, 2012 the following options had been granted under the plan:

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company has recorded amortization expense of $5,842 related to these options for the three months ended March 31, 2012 and 2011.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company issued 109 shares of its par value $0.10 Series B Convertible Preferred Stock for cash at $1,000 per share.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

PART I   Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," “forecast,” "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include: (i) the general economic recession and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, the Company had $19,901 and $20,424, respectively, of cash on hand.  The Company’s working capital deficit increased from ($5,856,319) at December 31, 2011 to a deficit of ($6,074,484), as of March 31, 2012.  Excluding the non-cash liability associated with the Company’s derivatives, the working capital deficit decreased from $479,011 as of December 31, 2011 to $425,835 as of March 31, 2012.  The decrease in the working capital deficit was primarily the result of a reduction of outstanding accounts payable.  SignPath had a deficit accumulated during the development stage of $7,738,857, as of March 31, 2012.

During the 12 months ended December 31, 2011, SignPath sold 1,448.5 Units (the “2011 Private Placement”) consisting of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series A Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $1,448,500 and incurred stock offering costs of $267,966 related to such offering.

During the three month period ended March 31, 2012, the Company sold 215 Units of Series B Preferred Stock at $1,000 per share.  The Company received gross proceeds of $215,000 and incurred stock offering costs of $39,695 related to the Offerings.

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

Cash used in operating activities during the three months ended March 31, 2012 (“Fiscal 2012”) was $175,828 compared to cash used of $127,843 during the comparable period in 2011 (“Fiscal 2011”).  This resulted from a net loss of $338,255 and repayments of accounts payable of $53,699 in Fiscal 2012, offset by an increase in the fair value of the Company’s derivative liability of $209,968.  This compared to a loss of $669,303 during Fiscal 2011 and a change in the fair value of the Company’s derivative liability of $126,869 and an increase in accounts payable of $408,433.

The Series B Preferred Stock is substantially the same as the Series A Preferred Stock with regard to dividends and conversion price, however, is junior to the Series A Preferred Stock on liquidation and does not have anti-dilution price protection, nor do the Class B Warrants issued as part of the Units.

The Company had net cash provided by financing activities of $175,305 in Fiscal 2012 as a result of the $215,000 received in the 2012 Private Placement described above, reduced by $39,695 of offering costs.  During Fiscal 2011, the Company had $169,464 of net cash provided by financing activities as a result of the $201,000 received from the 2011 Private Placement of Preferred Stock less the stock offering costs of $31,536.

As a result of the foregoing, the Company’s cash decreased by $523 during Fiscal 2012 from $20,424 to $19,901.

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

Material Changes in Results of Operations

Three months ended March 31, 2012, as compared with the three months ended March 31, 2011

The Company does not expect to receive any revenues prior to 2013.  Total operating expenses during the three months ended March 31, 2012 (the “2012 Period”) decreased to $128,287, as compared with $542,434 during the three months ended March 31, 2011 (the “2011 Period”) primarily as a result of a decrease of $429,875 of research and development expenses related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses increased to $8,880 in the 2012 Period from $3,694 in the 2011 Period, primarily as a result of an increase in travel and other office related expenses.  Professional fees decreased to $19,342 in the 2012 period from $33,444 in the 2011 Period, primarily as a result of consulting contracts in the 2011 Period that were not renewed in the 2012 Period.

Research and Development fees in the 2012 Period included $23,156 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other research and development payments included $242,897, $137,559 and $15,600 to Polymnun, Nucro Technology and Regis Pharmaceuticals, respectively, for lab fees and other costs related to the Company’s research and development efforts.

Research and Development fees in the 2012 Period included $10,000 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Metabolon, Johns Hopkins University and ClinicPace Worldwide for $11,400, $5,788 and $2,465, respectively, for lab fees and other costs related to the Company’s research and development efforts.

The amount paid for research and development in the 2012 Period consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies in the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During the 2011 Period, the Company paid UTMDACC for non-clinical and mouse pre-clinical pre-GLP studies of lipomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from curcumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $338,255 in the 2012 Period as compared to a net loss of $669,303 in the 2011 period.  This translates to a loss per share of $0.03 in the 2012 Period compared to $0.05 in the 2011 Period.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,648,649)	$(209,968)
Total	$-	$-	$(5,648,649)	$(209,968)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,377,308)	$(245,087)
Total	$-	$-	$(5,377,308)	$(245,087)

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

The following tables present the fair value of financial instruments as of March 31, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2011	$(5,377,308)
Purchases, sales, issuances and settlements (net)	(271,341)
Total level 3 assets and liabilities at December 31, 2011	$(5,648,649)

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

As of March 31, 2012, we had cash and cash equivalents of $19,901.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of March 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2012, Registrant sold 215 units (the “Units”), of its securities at a price of $1,000 per Unit or $215,000.  Each Unit consists of (i) one share of 6.5% Series B Convertible Preferred Stock (215 shares) convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $215,000 and paid 10% sales commissions of $21,500 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to 7 different accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

The net proceeds of the offering were used for working capital and research and development towards filing an investigational new drug application to commence clinical trials.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (1)
3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)
3.5	Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock (3)
3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)
3.7	By-Laws of the registrant (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Bridge Note (1)
4.4	Form of Series A Subscription Rights Agreement (1)
4.5	Form of Series A Subscription Agreement (1)
4.6	Form of Series B Subscription Agreement (3)
*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101 INS	XBRL Instance Document**
*101 SCH	XBRL Schema Document**
*101 CAL	XBRL Calculation Linkbase Document**
*101 DEF	XBRL Definition Linkbase Document**
*101 LAB	XBRL Labels Linkbase Document**
*101 PRE	XBRL Presentation Linkbase Document**
_______________

*              Filed with this Report.
**           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)           Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474, declared effective on August 10, 2009.
(2)           Incorporated by reference to the Company’s Form 8-K for October 20, 2011 filed on October 21, 2011.
(3)           Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for September 30, 2011 filed on November 21, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2012	SIGNPATH PHARMA INC.
	By:	/S/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2012

EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.