Form 10-Q
period 2012-06-30
SignPath Pharma, Inc.
filed 2012-08-14
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2012, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,837,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2012

Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)	2

Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from Inception on May 15, 2006 through June 30, 2012 (unaudited)…	3

Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from Inception on May 15, 2006 through June 30, 2012 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Evaluation of Disclosure Controls and Procedures	23

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors – Not Applicable	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$15,461	$20,424

Total Current Assets	15,461	20,424

EQUIPMENT, net	777	1,409

TOTAL ASSETS	$16,238	$21,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$602,315	$499,435
Related party note payable	45,075	-
Derivative liability	5,641,823	5,377,308

Total Current Liabilities	6,289,213	5,876,743

STOCKHOLDERS' DEFICIT
Preferred stock; $0.10 par value, 5,000,000 shares authorized 4,701 and 4,286 shares issued and outstanding, respectively	471	429
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,830,000 shares issued and outstanding, respectively	12,831	12,831
Additional paid-in capital	1,762,734	1,532,432
Deficit accumulated during the development stage	(8,049,011)	(7,400,602)

Total Stockholders' Deficit	(6,272,975)	(5,854,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,238	$21,833

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES
General and administrative	5,679	15,583	14,559	19,277	1,218,602
Professional fees	24,685	23,190	44,027	81,232	897,794
Financing expense	-	-	-	-	1,063,401
Research and development	296,535	319,983	344,482	773,207	2,861,116
Salaries and wages	48,833	26,442	100,951	53,916	894,946
Total Operating Expenses	375,732	385,198	504,019	927,632	6,935,859

OPERATING LOSS	(375,732)	(385,198)	(504,019)	(927,632)	(6,935,859)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	65,578	131,553	(144,390)	4,684	(1,130,713)
Grant income	-	-		-	81,556
Interest expense	-	-		-	(63,995)
Total Other Income (Expense)	65,578	131,553	(144,390)	4,684	(1,113,152)

NET LOSS BEFORE INCOME TAXES	(310,154)	(253,645)	(648,409)	(922,948)	(8,049,011)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(310,154)	$(253,645)	$(648,409)	$(922,948)	$(8,049,011)
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,830,000	12,190,000	12,830,000	12,190,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on May 15, 2006
	For the Six Months Ended		Through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(648,409)	$(922,948)	$(8,049,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	1,266,500
Warrants and options issued for services	11,684	11,684	74,262
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	632	632	4,613
Change in derivative liability, net of bifurcation	144,390	(4,684)	1,130,713
Changes in operating assets and liabilities
Accounts payable and accrued expenses	102,880	557,275	602,315

Net Cash Used in Operating Activities	(388,823)	(358,041)	(3,831,607)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES
Preferred stock issued for cash	424,000	398,500	3,819,500
Stock offering costs paid	(85,215)	(68,211)	(911,992)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable	55,075	-	944,950
Repayments of notes payable	(10,000)	-	(10,000)

Net Cash Provided by Financing Activities	383,860	330,289	3,852,458

NET INCREASE (DECREASE) IN CASH	(4,963)	(27,752)	15,461
CASH AT BEGINNING OF PERIOD	20,424	48,993	-
CASH AT END OF PERIOD	$15,461	$21,241	$15,461

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$120,125	$597,437	$4,511,111

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2012, the Company recognized sales revenue of $-0- and incurred a net loss of $648,409.  As of June 30, 2012, the Company had an accumulated deficit of $8,049,011.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,641,823)	$(144,390)
Total	$-	$-	$(5,641,823)	$(144,390)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,377,308)	$(245,087)
Total	$-	$-	$(5,377,308)	$(245,087)

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

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

The following tables present the fair value of financial instruments as of June 30, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2011	$(5,377,308)
Purchases, sales, issuances and settlements (net)	(264,515)
Total level 3 assets and liabilities at June 30, 2012	$(5,641,823)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of June 30, 2012 and December 31, 2011, respectively. Depreciation expense was $316 for the six months ended June 30, 2012 and June 30, 2011, respectively.

	June 30,	December 31,
	2012	2011
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(4,613)	(3,981)
Net Book Value	$777	$1,409

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

NOTE 6 – NOTE PAYABLE

In January 2012, the Company received $10,000 in cash pursuant to a short-term promissory note with a related party.  The cash was repaid in full in February 2012.  The note did not bear interest.

On June 27, 2012, the Company received $45,075 in cash pursuant to a short-term promissory note with a related party.  The note does not bear interest and is due on demand.

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its Series A Preferred Stock and associated warrants to purchase common stock. On January 1, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. As of January 1, 2009, the Company had issued 3,572,714 warrants which have exercise prices that are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.85 and $1.27, respectively. If these provisions are triggered, the exercise price of all of those warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the nine months ended June 30, 2012 and 2011 of ($144,390) and $4,684, respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

During the six months ended June 30, 2012, the Company issued 299,429 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances at the date of issuance was $120,125.

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

June 30, 2012 and December 31, 2011
(Unaudited)

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

The Company determined the fair value of the preferred stock to be $3,279,937 and $3,146,367 and the fair value of the warrants to be $2,361,886 and $2,230,941 at June 30, 2012 and December 31, 2011, respectively.

The following shows the changes in the level three liability measured on a recurring basis from December 31, 2011 through June 30, 2012:

Balance, December 31, 2011	$5,377,308
Derivative liability for warrants issued during the period	120,125
Derivative loss	144,390
Balance, June 30, 2012	$5,641,823

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of June 30, 2012, the Company has issued 3,256 shares of Series A Preferred Stock.

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

June 30, 2012 and December 31, 2011
(Unaudited)

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.  As of June 30, 2012, the Company had issued 1,454 shares of Series B Preferred Stock.

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

June 30, 2012 and December 31, 2011
(Unaudited)

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

During the six months ended June 30, 2012, the Company issued 424 shares of its par value $0.10 Series B Convertible Preferred Stock for cash at $1,000 per share.

During the year ended December 31, 2011, the Company issued 419 shares of its par value $0.10 Series A Convertible Preferred Stock and 1,030 shares of its par value $0.10 Series B Convertible Preferred Stock, for a total of 1,449 shares of Preferred Stock, for cash at $1,000 per share.

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

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

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of June 30, 2012 and changes from inception through June 30, 2012 are presented below:

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012 and December 31, 2011
(Unaudited)

Date of Issuance	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	58,850	1.27	74,740	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005
08/22/11	29,424	1.27	37,368	*
08/22/11	17,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*
11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*
Outstanding at 12/31/11	7,274,497	1.14	$8,301,757
01/31/12	117,700	1.27	149,479	*
02/02/12	76,505	1.27	97,161	*
02/10/12	58,850	1.27	74,740	*
01/31/12	70,620	0.85	60,027	*
02/02/12	45,903	0.85	39,018	*
02/10/12	35,310	0.85	30,014	*
04/10/12	41,666	0.85	35,416	*
05/11/12	35,310	0.85	30,014	*
06/04/12	35,310	0.85	30,014	*
06/19/12	35,310	0.85	30,014	*
04/10/12	69,443	1.27	88,193	*
05/11/12	58,850	1.27	74,740	*
06/04/01	58,850	1.27	74,740	*
06/19/12	58,850	1.27	74,740	*
Outstanding at 6/30/12	8,072,974	1.14	9,190,063
*Fifth anniversary date of the next registration statement to be filed.

SIGNPATH PHARMA, INC.
(A Development Stage Company)

Notes to the Financial Statements
June 30, 2012 and December 31, 2011

(Unaudited)

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of June 30, 2012, the following options had been granted under the plan:

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company has recorded amortization expense of $11,684 related to these options for the six months ended June 30, 2012 and 2011.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company issued 287.5 shares of its par value $0.10 Series B Convertible Preferred Stock for cash at $1,000 per share.

Subsequent to June 30, 2012, the Company issued 7,500 shares of its par value $0.001 Common Stock for services rendered to the Company.

On May 7, 2012, the Company formed SignPath Pharma Brazil Corp. in Delaware as a wholly-owned subsidiary.  The Company is negotiating the rights to a license in Brazil and certain other countries to market and sell a pharmaceutical cream for the treatment of psoriasis which is approved for sale and is being sold in India.

PART I   Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," “forecast,” "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include: (i) the general economy and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this prospectus will in fact transpire.

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, the Company had $15,461 and $20,424, respectively, of cash on hand.  The Company’s working capital deficit increased from ($5,856,319) at December 31, 2011 to a deficit of ($6,273,752), as of June 30, 2012.  Excluding the non-cash liability associated with the Company’s derivatives, the working capital deficit increased from $479,011 as of December 31, 2011 to $631,929 as of June 30, 2012.  The increase in the working capital deficit was primarily the result of an increase of outstanding accounts payable and related party notes payable.  SignPath had a deficit accumulated during the development stage of $8,049,011, as of June 30, 2012.

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

During the six month period ended June 30, 2012, the Company sold 424 Units of Series B Preferred Stock at $1,000 per share.  The Company received gross proceeds of $424,000 and incurred stock offering costs of $85,215 related to the Offerings.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $65,000 per month.  Thus, it is expected that the Company currently does not have sufficient cash on hand to operate through the next 12 months.  Management believes it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general market conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during the six months ended June 30, 2012 (“Fiscal 2012”) was $388,823 compared to cash used of $358,041 during the comparable period in 2011 (“Fiscal 2011”).  This resulted from a net loss of $648,409 and an increase of accounts payable of $102,880 in Fiscal 2012, offset by an increase in the fair value of the Company’s derivative liability of $144,390.  This compared to a loss of $922,948 during Fiscal 2011 and a decrease in the fair value of the Company’s derivative liability of $4,684 and an increase in accounts payable of $557,275.

The Series B Preferred Stock is substantially the same as the Series A Preferred Stock with regard to dividends and conversion price, however, is junior to the Series A Preferred Stock on liquidation and does not have anti-dilution price protection, nor do the Class B Warrants issued as part of the Units.

The Company had net cash provided by financing activities of $383,860 in Fiscal 2012 as a result of the $424,000 received in the 2012 Private Placement described above, reduced by $85,215 of offering costs.  During Fiscal 2011, the Company had $330,289 of net cash provided by financing activities as a result of the $398,500 received from the 2011 Private Placement of Preferred Stock less the stock offering costs of $68,211.

As a result of the foregoing, the Company’s cash decreased by $4,963 during Fiscal 2012 from $20,424 to $15,461.

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

Material Changes in Results of Operations

Six months ended June 30, 2012, as compared with the six months ended June 30, 2011

The Company does not expect to receive any revenues prior to 2013.  Total operating expenses during the six months ended June 30, 2012 (the “2012 Period”) decreased to $504,019, as compared with $927,632 during the six months ended June 30, 2011 (the “2011 Period”) primarily as a result of a decrease of $428,725 of research and development expenses related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses decreased to $14,559 in the 2012 Period from $19,277 in the 2011 Period, primarily as a result of a decrease in travel and other office related expenses.  Professional fees decreased to $44,027 in the 2012 period from $81,232 in the 2011 Period, primarily as a result of consulting contracts that were not renewed.

Significant Research and Development fees paid in the 2012 Period included $81,052 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other research and development payments included $44,590 and $103,667 to Polymnun and Nucro Technology, respectively, for lab fees and other costs related to the Company’s research and development efforts as well as $54,190 in legal fees classified as Research and Development.

Significant Research and Development fees paid in the 2011 Period included $156,567 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other research and development payments included $253,571, $177,559 and $99,505 to Polymnun, Nucro Technology and Regis Technologies, respectively, for lab fees and other costs related to the Company’s research and development efforts.

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

As a result of the foregoing, the Company had a net loss of $648,409 in the 2012 Period as compared to a net loss of $922,948 in the 2011 period.  This translates to a loss per share of $0.05 in the 2012 Period compared to $0.08 in the 2011 Period.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,641,823)	$(144,390)
Total	$-	$-	$(5,641,823)	$(144,390)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,377,308)	$(245,087)
Total	$-	$-	$(5,377,308)	$(245,087)

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

The following tables present the fair value of financial instruments as of June 30, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2011	$(5,377,308)
Purchases, sales, issuances and settlements (net)	(264,515)
Total level 3 assets and liabilities at June 30, 2012	$(5,641,823)

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

As of June 30, 2012, we had cash and cash equivalents of $15,461.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of June 30, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2012, Registrant sold 209 units (the “Units”), of its securities at a price of $1,000 per Unit or $209,000.  Each Unit consists of (i) one share of 6.5% Series B Convertible Preferred Stock (209 shares) convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $209,000 and paid 10% sales commissions of $20,900 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to 6 different accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

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

Dated: August 9, 2012	SIGNPATH PHARMA INC.
	By:	/s/ Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)