Form 10-Q/A
period 2012-06-30
SignPath Pharma, Inc.
filed 2012-09-13
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

SignPath Pharma Inc., is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other changes have been made to the information on Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, and does not modify or update any related disclosures made in the form 10-Q.

SignPath Pharma Inc.

Quarterly Report on Form 10-Q/A

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

PART II.                      OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q/A, we are not a party to any legal proceedings.

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

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q/A.

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