Form 10-Q
period 2012-09-30
SignPath Pharma, Inc.
filed 2012-11-14
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2012, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,837,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2012
Table of Contents

Page
PART I . FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited)	4

Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from Inception
on May 15, 2006 through September 30, 2012 (unaudited).	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from
Inception on May 15, 2006 through September 30, 2012 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	18-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Evaluation of Disclosure Controls and Procedures	23

PART II . OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors – Not Applicable	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURES	27

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$74,934	$20,424

Total Current Assets	74,934	20,424

EQUIPMENT, net	460	1,409

TOTAL ASSETS	$75,394	$21,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$534,710	$499,435
Related party note payable	20,075	-
Derivative liability	5,660,208	5,377,308

Total Current Liabilities	6,214,993	5,876,743

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares
authorized 5,217 and 4,286 shares issued and
outstanding, respectively	522	429
Common stock; $0.001 par value, 45,000,000 shares
authorized; 12,837,500 and 12,830,000 shares issued
and outstanding, respectively	12,839	12,831
Additional paid-in capital	2,047,844	1,532,432
Deficit accumulated during the development stage	(8,200,804)	(7,400,602)

Total Stockholders' Deficit	(6,139,599)	(5,854,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,394	$21,833

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30		September 30		September 30
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	15,177	40,723	29,889	113,916	1,233,932
Professional fees	20,825	35,685	66,363	116,917	920,130
Financing expense	-	-	-	-	1,063,401
Research and development	173,108	161,765	517,590	934,972	3,034,224
Salaries and wages	52,486	-	153,437	-	947,432

Total Operating Expenses	261,596	238,173	767,279	1,165,805	7,199,119

OPERATING LOSS	(261,596)	(238,173)	(767,279)	(1,165,805)	(7,199,119)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(18,385)	(177,011)	(32,923)	(172,327)	(1,019,246)
Grant income	-	-	-	-	81,556
Interest expense	-	-	-	-	(63,995)

Total Other Income (Expense)	(18,385)	(177,011)	(32,923)	(172,327)	(1,001,685)

NET LOSS BEFORE INCOME TAXES	(279,981)	(415,184)	(800,202)	(1,338,132)	(8,200,804)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(279,981)	$(415,184)	$(800,202)	$(1,338,132)	$(8,200,804)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)	$(0.06)	$(0.11)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,835,462	12,190,000	12,831,834	12,190,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on May 15, 2006
	For the Nine Months Ended		Through
	September 30,		September 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(800,202)	$(1,338,132)	$(8,200,804)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	6,375	-	1,272,875
Warrants and options issued for services	14,443	17,526	77,021
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	949	948	4,930
Change in derivative liability, net of bifurcation	32,923	172,327	1,019,246
Notes payable issued for services	-	5,000	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	35,272	573,072	534,707

Net Cash Used in Operating Activities	(710,240)	(569,259)	(4,153,024)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	931,000	1,018,499	4,326,500
Stock offering costs paid	(186,325)	(173,966)	(1,013,102)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable	55,075	-	944,950
Repayments of notes payable	(35,000)	-	(35,000)

Net Cash Provided by Financing Activities	764,750	844,533	4,233,348

NET INCREASE (DECREASE) IN CASH	54,510	275,274	74,934
CASH AT BEGINNING OF PERIOD	20,424	48,993	-

CASH AT END OF PERIOD	$74,934	$324,267	$74,934

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$249,979	$1,531,796	$4,640,965

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Note to the Financial Statement
September 30, 2012 and Decemeber 31, 2011
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2012, the Company recognized sales revenue of $-0- and incurred a net loss of $800,202.  As of September 30, 2012, the Company had an accumulated deficit of $8,200,804.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassification of Financial Statement Accounts
Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,660,208)	$(32,923)
Total	$-	$-	$(5,660,208)	$(32,923)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,377,308)	$(245,087)
Total	$-	$-	$(5,377,308)	$(245,087)

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

The following tables present the fair value of financial instruments as of September 30, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2011	$(5,377,308)
Purchases, sales, issuances and settlements (net)	(282,900)
Total level 3 assets and liabilities at September 30, 2012	$(5,660,208)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of September 30, 2012 and December 31, 2011, respectively. Depreciation expense was $949 for the nine months ended September 30, 2012 and December 31, 2011, respectively.

	September 30,	December 31,
	2012	2011
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(4,930)	(3,981)
Net Book Value	$460	$1,409

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

On September 27, 2012, the Company received $45,075 in cash pursuant to a short-term promissory note with a related party.  The note does not bear interest and is due on demand.  During the nine months ended September 30, 2012, the Company repaid a total of $20,000 of principal due on this note leaving a balance of $20,075.

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

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the years ended December 31, 2011 and 2010 of ($272,970) and ($538,010), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

During the nine months ended September 30, 2012, the Company issued 626,576 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances at the date of issuance was $249,979.

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

The Company determined the fair value of the preferred stock to be $3,352,205 and $3,146,367 and the fair value of the warrants to be $2,296,444 and $2,230,941 at September 30, 2012 and December 31, 2011, respectively.

The following shows the changes in the level three liability measured on a recurring basis from December 31, 2011 through September 30, 2012:

Balance, December 31, 2011	$5,377,308
Derivative liability for warrants issued during the period	249,977
Derivative loss	32,923
Balance, September 30, 2012	$5,660,208

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of September 30, 2012, the Company has issued 3,256 shares of Series A Preferred Stock.

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.  As of September 30, 2012, the Company had issued 1,961 shares of Series B Preferred Stock.

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

During the nine months ended September 30, 2012, the Company issued 931 shares of its par value $0.10 Series B Convertible Preferred Stock for cash at $1,000 per share.

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

NOTE 9 – COMMON STOCK

During the nine months ended September 30, 2012, the Company issued 7,500 shares of common stock to its attorneys for services rendered.  The shares were valued based on the price of $0.85 per share and the Company recognized $6,375 in consulting expenses.

During the year ended December 31, 2011, the Company issued 640,000 shares of common stock to officers and consultants in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $151,000 in salaries and wages, $289,000 in consulting expense, and extinguished $104,000 in accrued officer salary.

On September 16, 2010 the Company issued 400,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $340,000 in consulting expense.

On December 28, 2010 the Company issued 450,000 shares of common stock to officers and consultants of the Company in exchange for services provided.  The shares were valued based on the price of $0.85 per share and the Company recognized $382,500 in consulting expense.

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of September 30, 2012 and changes from inception through September 30, 2012are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*

01/26/11	106,636	0.85	90,641	*
03/15/11	58,850	1.27	74,740	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005
08/22/11	29,424	1.27	37,368	*
08/22/11	17,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*
11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*
Outstanding at 12/31/11	7,274,497	1.14	$8,301,757
01/31/12	117,700	1.27	149,479	*
01/31/12	70,620	0.85	60,027	*
02/02/12	76,505	1.27	97,161	*
02/02/12	45,903	0.85	39,018	*
02/10/12	58,850	1.27	74,740	*
02/10/12	35,310	0.85	30,014	*
04/10/12	41,666	0.85	35,416	*
04/10/12	69,443	1.27	88,193	*
05/11/12	35,310	0.85	30,014	*
05/11/12	58,850	1.27	74,740	*
06/04/12	35,310	0.85	30,014	*
06/19/12	35,310	0.85	30,014	*
06/19/12	58,850	1.27	74,740	*
07/24/12	44,138	1.27	56,055	*
07/24/12	30,896	0.85	26,262	*
07/30/12	235,400	1.27	298,958	*
07/30/12	141,240	0.85	120,054	*
08/28/12	258,352	1.27	328,107	*
08/28/12	155,011	0.85	131,759	*
Outstanding at 9/30/12	8,879,161	1.13	10,076,519

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of September 30, 2012 the following options had been granted under the plan:

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company has recorded amortization expense of $14,443 and $17,526 related to these options for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 12– SUBSEQUENT EVENTS

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, the Company had $74,934 and $20,424, respectively, of cash on hand.  The Company’s working capital deficit increased from ($5,856,319) at December 31, 2011 to a deficit of ($6,140,059), as of September 30, 2012.  Excluding the non-cash liability associated with the Company’s derivatives, the working capital deficit increased from $479,011 as of December 31, 2011 to $479,851 as of September 30, 2012.  The increase in the working capital deficit was primarily the result of an increase of outstanding accounts payable and related party notes payable.  SignPath had a deficit accumulated during the development stage of $8,200,804, as of September 30, 2012.

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

During the nine month period ended September 30, 2012, the Company sold 931 Units of Series B Preferred Stock at $1,000 per share.  The Company received gross proceeds of $931,000 and incurred stock offering costs of $186,325 related to the Offerings.

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

Cash used in operating activities during the nine months ended September 30, 2012 (“Fiscal 2012”) was $710,240 compared to cash used of $569,259 during the comparable period in 2011 (“Fiscal 2011”).  This resulted from a net loss of $800,202 offset by an increase of accounts payable of $35,272 and an increase in the fair value of the Company’s derivative liability of $32,923 in Fiscal 2012.  This compared to a loss of $1,338,132 during Fiscal 2011 offset by an increase in the fair value of the Company’s derivative liability of $172,327 and an increase in accounts payable of $573,072.

The Series B Preferred Stock is substantially the same as the Series A Preferred Stock with regard to dividends and conversion price, however, is junior to the Series A Preferred Stock on liquidation and does not have anti-dilution price protection, nor do the Class B Warrants issued as part of the Units.

The Company had net cash provided by financing activities of $764,750 in Fiscal 2012 as a result of the $931,000 received in the 2012 Private Placement described above, reduced by $186,325 of offering costs.  During Fiscal 2011, the Company had $844,533 of net cash provided by financing activities as a result of the $1,018,499 received from the 2011 Private Placement of Preferred Stock less the stock offering costs of $173,966.

As a result of the foregoing, the Company’s cash increased by $54,510 during Fiscal 2012 from $20,424 to $74,934.

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

Material Changes in Results of Operations

Nine months ended September 30, 2012, as compared with nine months ended September 30, 2011

The Company does not expect to receive any revenues prior to 2013.  Total operating expenses during the nine months ended September 30, 2012 (the “2012 Period”) decreased to $760,904, as compared with $1,165,805 during the nine months ended September 30, 2011 (the “2011 Period”) primarily as a result of a decrease of $417,382 of research and development expenses related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses decreased to $29,889 in the 2012 Period from $113,916 in the 2011 Period, primarily as a result of a decrease in travel and other office related expenses.  Professional fees decreased to $66,363 in the 2012 period from $116,917 in the 2011 Period, primarily as a result of consulting contracts that were not renewed.

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

Significant Research and Development fees in the 2011 Period included $69,469 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, MD Anderson, Medizinche University and Regis Pharmaceuticals for $253,571, $200,750, $110,254, $62,319 and $76,905, respectively, for lab fees and other costs related to the Company’s research and development efforts.

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

As a result of the foregoing, the Company had a net loss of $800,202 in the 2012 Period as compared to a net loss of $1,338,132 in the 2011 period.  This translates to a loss per share of $0.06 in the 2012 Period compared to $0.11 in the 2011 Period.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,660,208)	$(32,923)
Total	$-	$-	$(5,660,208)	$(32,923)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,377,308)	$(245,087)
Total	$-	$-	$(5,377,308)	$(245,087)

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

The following tables present the fair value of financial instruments as of September 30, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2011	$(5,377,308)
Purchases, sales, issuances and settlements (net)	(282,900)
Total level 3 assets and liabilities at September 30, 2012	$(5,660,208)

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

As of September 30, 2012, we had cash and cash equivalents of $74,934.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of September 30, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A.  Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under

-this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2012, this Registrant sold 507 units (the “Units”), of its securities at a price of $1,000 per Unit or $507,000.  Each Unit consists of (i) one share of 6.5% Series B Convertible Preferred Stock (209 shares) convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of its registration statement.  The Company received gross proceeds of $507,000 and paid 10% sales commissions of $50,700 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to 7 different accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon subscription agreements executed by each investor.

The net proceeds of the offering were used for working capital and research and development towards filing an investigational new drug application to commence clinical trials.

During the nine-month period ended September 20, 2012, the Registrant issued 7,500 shares of Common Stock to its attorneys for services rendered.  There were no placement agents or underwriters involved and no commissions were paid.  This Registrant claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (1)
3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)
3.5	Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock (3)
3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)
3.7	By-Laws of the registrant (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Common Stock Purchase Warrant (1)
4.3	Form of Bridge Note (1)
4.4	Form of Series A Subscription Rights Agreement (1)
4.5	Form of Series A Subscription Agreement (1)
4.6	Form of Series B Subscription Agreement (3)
*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

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

Dated: November 14, 2012	SIGNPATH PHARMA INC.
	By:	/s/ Dr. Lawrence Helson
Dr. Lawrence Helson, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2012

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