Form 10-K
period 2012-12-31
SignPath Pharma, Inc.
filed 2013-04-01
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[   ] Yes     ☒   No      The registrant is not subject to the filing requirements and is filing voluntarily.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑    Yes  ☐    No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of March 29, 2013, 12,837,500  shares of the Registrant's common stock, par value $.001 per share, were issued and outstanding.

On June 30, 2012, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on that date) held by non-affiliates of the Registrant was $0, as there is no public market for the Company’s Common Stock.

Documents Incorporated By Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of SignPath Pharma Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include:  (i) the general economic conditions and changes in the external competitive market factors which might impact the Company’s results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company’s management to devote sufficient time and energy to the Company’s business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail under “Risk Factors” below and other reports field with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this report will in fact transpire.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SignPath is a development stage biotechnology company founded in May 2006 to develop synthesized proprietary formulations of curcumin, a naturally occurring compound found in the root of the Curcuma longa Linn (tumeric) plant, for applications in human diseases.

Curcumin has an extensive history as an oral medicinal product with safe human use, but its potential therapeutic benefits have been limited by its low absorption (the amount of active drug reaching lesioned tissue) when taken orally, as well as its inactivation in the liver (due to hepatic glucuronidation or sulfation) and “hydro-phobic” nature whereby it is not soluble in water or blood. SignPath intends to develop Investigative New Drug (“IND”), and Investigated Medical Product Dossier (“IMPD”) applications and clinical trials for parenterally (taken into the body in a manner other than the digestive tract) administered curcumin, allowing curcumin to be administered intravenously and delivered to diseased sites with minimal inactivation. We believe that the liposomal, PLGA, and nano-sized formulations we have licensed based on management’s experience and the opinions of our consultants may be useful in the treatment of cancer and neurologic disorders.  The Company is developing three different intravenous nano-particle sized formulations. Proof of efficacy of these formulations against human tumor xenografts in mice was published. During IND pre-clinical toxicity trials in dogs with liposomal curcumin, a dose-dependent hemolysis was observed, allowing us to identify a safe dose level, hence, indicating specific dose/schedules of administration for trials in humans will be required.

SignPath has licensed three proprietary intravenous formulations containing curcumin as the active therapeutic agent. The first is a liposomal version licensed from University of Texas MD Anderson Cancer Center (“UTMDACC”); the second is a nanosized version licensed from the Johns Hopkins University (“JHU”) and the third is a slow release PLGA formulation licensed from the University of North Texas Health Science Center.  The Company’s near term (next 12 months) goals are to complete preclinical development of the second lead compound, nanocurcumin, and to file an IND to begin Phase I trials for safety and dosage studies. The complete dossier for liposomal curcumin, our first formulation was submitted to the European Medicines Agency (the” EMA”) on June 8, 2011 for Phase Ia clinical trials and was completed in October 2012.  The Company believes its licensed formulations of curcumin replace the naturally occurring extract mixture of curcuminoids with a synthetic chemical entity making them potentially patentable for which two patents  have already been issued. The Company plans to develop these new products which potentially will give SignPath   proprietary curcumin preparations with applications in the treatment for a broad spectrum of diseases.

The Company has assembled leaders experienced in pharmacologic development of natural products to advise it on the development of its curcumin formulations. This Scientific Advisory Board is comprised of individuals with specific experience with natural products, formulation development, and malignant and neurologic disorders. Expertise in chemistry will come from commercially based product chemists. Drug development will be overseen by Lawrence Helson MD, Chief Executive Officer, an oncologist with 25 years of pharmaceutical development experience; Arniban Maitra, Phd,  MPPH, of JHU, who has expertise in nanotechnology, development of nanocurcumin, and testing for antitumor effects; Judith A. Smith, PhD, director of the UTMDACC preclinical development group for the liposomal formulation and Jamboor Vishwanatha of University of North Texas Health Science Center who has experience with extended release formulations.

The Company’s Scientific Advisory Board members all bring relevant experience to the Company. Professor Tauseef Ahmad, MD is an experienced principal investigator for lymphoma, myeloma and solid tumor studies. See “Management” below for more information about our management team and Scientific Advisory Board members.

Clinical application strategies will be based upon the advice of the individuals serving on the Scientific Advisory Board, all of whom have academic and practical experience in biopharmaceutical fields. As described below, we expect that our Phase I and II clinical trials will be run by clinical research organizations as collaborative relationships.

During the fiscal years ended December 31, 2012 and 2011, the Company expended $939,297 and $1,190,841,  respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to Polymun, Regis, and Brookwood Pharmaceuticals.  See “Business” below.

Target Markets

The anticipated markets for therapeutic curcumin are diseases for which current therapeutic alternatives are not satisfactory or unavailable.  There are several malignant diseases which are classified as orphan indications, defined by the FDA as conditions with less than 200,000 patients in the United States.  Some of these conditions exhibit dependency upon NF-kB (NF-kappaB, a family of intracellular proteins), a signaling pathway component inhibited by curcumin.(1)  Two such indications are lung and pancreatic cancers.  The Company currently plans to pursue the development and testing of therapies with parenterally-administered curcumin to address lung and pancreatic cancer, two forms of cancer in which current treatment is only marginally effective or could be greatly improved.

Preclinical and animal studies conducted by other scientists of curcumin-based treatments in cancer (2) therapy suggest it may have an application as a parenteral drug for both prophylaxis and therapy.  While these preclinical data show potentially beneficial activity and follow multiple defined mechanisms of action, (2) the parenteral route has not yet been tried in controlled human clinical trials. Current trials with oral curcumin for diseases by academic research groups are at various stages of pre-clinical and clinical development.  The Company’s goals differ in that it intends to establish the safety and efficacy of parenterally administered curcumin in patients.

Pancreatic cancer is the fifth leading cause of cancer deaths, accounting for an estimated 45,600 deaths annually in the United States, according to published reports found in Burro, H.A. et al (Item 5, Appendix B). This cancer is largely resistant to the current approved drug, gemcitabine, and results in an objective tumor response in less than 10% of patients resulting in a minor impact on survival.(3)   Pancreatic cancer, thus, remains an unmet clinical need. We believe that most patients with this diagnosis could be candidates for controlled clinical trials alone or in combination with gemcitabine in clinical trials.

Other potential susceptible tumor types are lung cancer, primary and metastatic brain tumors and lymphoma in adults. The market for glioblastoma multiforme and other malignant gliomas has an incidence of about 17,000 per year, or 59 per million of the population, according to the scientific literature. (4)   Although this represents just 2% of cancer deaths in the United States, survival rates are low and cost of treatment is high. Following standard therapy, the median survival of glioblastoma patients is 9 to 11 months with less than 5% of patients alive after 5 years. In addition, metastases to the brain from other sites affect an estimated 75,000 patients per year and have very poor survival rates, making primary and metastatic brain tumors a clear unmet need. The annual incidence of lymphoma is approximately 66,000 cases in the United States. Multiple myeloma is responsible for 10% to 20% of the lymphoma malignancies, with skeletal involvement in about 80% of the patients. (5)   Lymphoma researchers have shown an increased expression of the curcumin-sensitive signaling pathway, which the Company believes may make it susceptible to therapy with our product candidates.  Lung cancer affects 175,000 persons in the United States. In our drug distribution trials  in dogs we observed large amounts of liposomal curcumin collected in  the lung tissues  following both 2 hour and 8 hour infusions, suggesting that lung disorders would be appropriate clinical targets.  Lung cancer affects 175,000 persons in the United States. In our drug distribution trials  in dogs we observed large amounts of liposomal curcumin collected in the lung tissues  following both 2 hour and 8 hour infusions, suggesting that lung disorders would be appropriate clinical targets.  Based upon pre-clinical studies conducted by other scientists with curcumin extracts, we believe the potential patient population could include the majority of these patients following failure of standard treatment, or as testing advances, in combination therapy or as a first line single-agent.

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

Product Overview

Background on Curcumin

Curcumin has been used primarily in its natural state in tumeric as an ingredient in foods for hundreds of years in India and the Asian subcontinent where it grows naturally. It also has a history of use as a medicinal extract.(2)

Curcumin’s history includes oral human use for a variety of benign and malignant diseases. A body of published research explaining curcumin’s mechanisms of action at the cellular level supports its potential application in humans. (6), (1), (2), (7)   In addition, there have been parenteral curcumin toxicology studies in mice and rats published by other researchers which support a finding of curcumin’s safety after oral application.(2)

1      Ahn KS,  AggarwalBB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.

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

The problem that has limited the therapeutic potential of curcumin is that orally delivered curcumin has limited bioavailability. Further, curcumin is inactive as it passes through the intestinal tract and if it reaches the liver. Studies of oral curcumin by other researchers have attributed its low efficacy to low levels of active drug reaching the bloodstream. Yet, uncontrolled clinical trials conducted by third parties have shown that oral curcumin, nonetheless, appears to have some detectable preventative clinical activity in a variety of diseases.

To address this problem, SignPath has developed parenteral formulations (administration that bypasses the gastrointestinal system) in the form of a liposomal version, a nanosized version, and a delayed release version. Predicated upon the dosage schedules, needs, and population demographics of different disease entities, the Company believes these curcumin-based treatments will be applicable for a broad spectrum of systemic diseases, i.e., proliferative malignant diseases and neurologicc disorders.  In addition, curcumin is believed to work as a chemopreventive agent in cancers of the bladder, colon, stomach, and skin based upon its established antioxidant and anti-inflammatory properties.(1)

Brief Technology Background:  Signal Transduction and Cellular Pathways

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

SignPath is developing curcumin, a compound for which there are early indicators that it may be a compound that inhibits several cell survival pathways via blockade of specific signaling proteins called activating kinases. Two established pathway targets are known as NF-kB and AKT(1). The net effect when these pathways are inactivated is to turn off signals leading to cell metabolism, protein synthesis, proliferation and to activate signals leading to cell death via activation of downstream processes. These changes also alter other pathways, including STAT3, Survivin, TNFalpha, and  MDR-1 pathways conferring resistance to chemotherapy.

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

Nanocurc ™, a polymeric parenteral formulation of curcumin has been found, in human pancreatic cancer xenografts in nude mice it to have anti-cancer effects which are synergistic when co-administered with Gemcitabine. This formulation also has activity against breast cancer and passes the blood brain barrier. In an additional modification, pre-clinical studies of tumor targeted curcumin have been completed at the University of North Texas (see below) and published.

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

Cancer:  Less than 1% of an oral dose of curcumin is absorbed; yet in spite of this extreme limitation, there are publications that suggest preventative anti-cancer activity of orally administered curcumin. (2) more substantial evidence for anticancer activity is suggested from   in vitro    and animal experiments. Its anticancer effects include promoting apoptosis (cell death pathways) and down regulation of major pro-survival factors, including AKT, NF-kB, STAT-3, and Survivin signaling pathways. We, therefore, believe that commercial application of parenteral curcumin formulations for cancers which depend upon NF-kB (such as pancreatic cancer) represent prime candidates for Phase II trials assuming successful preclinical and Phase I trials. Many other cancers such as brain tumors are also dependent upon AKT, NF-kB, and survival pathways which may render them additional potential clinical targets. (3)

Government Regulation

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

Drugs that have a clinical benefit in Phase II trials move forward to additional clinical testing with a larger number of patients in Phase III trials. These trials verify Phase II results in a larger patient sample and must demonstrate statistically significant clinical benefits, as well as safety. Trial endpoints are designed to show a meaningful clinical effect over a predetermined timeframe. These timeframes depend on the disease being tested and can be in weeks, months or years of treatment.

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

Other Uses of Curcumin

There are other potential uses of curcumin in addition to our initial focus on lung and pancreatic cancer. Following our clinical trials in these two categories, we will seek to study other cancer candidates which have an AKT or NF-kB requirement for survival and proliferation, such as breast and brain cancers. The unique protean activity of curcumin also suggests its use with other cancer treatment modalities. For example, it may increase tumor cell susceptibility to standard treatment with radiation or chemotherapy, and prevent adverse reactions from other drugs used to treat non-cancer conditions.

Because of the protean nature of curcumin’s interaction with different cell components, and based upon data derived from traditional use and non-clinical and pre-clinical laboratory studies, we believe it may have a therapeutic role in numerous non-cancer indications, including diabetes, and neurologic disorders.

To expand its use for Parkinson’s Disease, a research grant was received for  approximately $82,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin and the other two formulations  passage across the blood brain barrier and focal cerebral distributions in rat brains in collaboration with Dr. S. Chiu at the Department of Pharmacology and Toxicology, University of Western Ontario, Canada. Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s Disease (striatum and substantia nigra pars compacta) and memory processing(hippocamous). In a subsequent study based upon these data an intravenous liposomal curcumin formulation was effective in blocking progression of brain neuronal death in DJ-1 knockout rats (genetically  designed to develop early Parkinson’s disease signs and symptoms). Metabolomic analyses of Parkinson’s-related brain domains in these same rats has been completed and showed significant and specific effects related to amelioration of the disease. These observations indicate that curcumin may be effective in patients with Parkinson’s didease and potentially in other neurologic disorders. The Company’s three different (liposomal, polymeric and slow release PLGA) intravenous nanoparticle size formulations have demonstrated proof of efficacy of these formulations against human tumor xenografts in mice. During IND pre-clinical toxicity trials in dogs, with liposomal curcumin, a dose-dependant hemolysis was observed. It suggested specific dose/schedules of administrations might be required for trials in humans. Follow up studies included in vitro testing of curcumin with human red blood cells revealed the concentrations of curcumin inducing hemolysis were greater than that necessary to mitigate tumors. A patent for preventing this activity has been filed.

To broaden the intellectual property profile of parenteral curcumin, additional clinical uses of curcumin have been incorporated into CIP (continuation in progress) applications. Applications have been submitted to the Patent and Trademark Office which contain claims for additional therapeutic uses of curcumin. There is sufficient published data on curcumin and autoimmune diseases, degenerative diseases of the joints and the nervous system, inflammatory based diseases, aging, and diabetes to envision addressing these conditions with parenteral curcumin when final dosage and safety data from trials in disease free and cancer patients becomes available. During pre-clinical studies we observed that the liposomal component could prevent curcumin inhibition of ionic potassium currents in cell preparations. This has significant clinical implications for other drugs which block the potassium channels.

Clinical Trials

The Company submitted an IMPD to begin human Phase I clinical trials. Regulatory clearance was received in July 2011, and the first subjects was started on August 22, 2011. The clinical trials for liposomal curcumin use curcumin formulations made under GMP conditions by Polymun GmbH. As described below, the Company has entered into agreements with manufacturers of curcumin, liposomal curcumin, and polymers for nanocurcumin to produce sufficient quantities to complete all pre-clinical requirements for submission of an IND. Agreements for additional quantities of both formulations for Phase 1 clinical trials will be initiated depending upon human dosage estimates generated in pre-clinical studies. The Company plans to pursue three Phase I liposomal curcumin and parenteral trials, two in cancer and one in neurologic diseased patients.

We have had discussions regarding participation in Phase Ib and II clinical trials during direct meetings with responsible physician investigators  with the Central European Society for Anticancer Research and at cancer centers in the United States. All have had extensive experience with drug trials of anticancer drugs and are willing to participate in the proposed clinical studies.

These investigators include:

●	New York Medical College, Dr. T. Ahmad has had extensive experience as a Phase I, II, and III clinical trial investigator.

●	In Vienna Austria, Dr. Michael Wolzt is in charge of Phase Ia clinical trials in normal volunteers. Our CEO inspected Dr. Wolzt's facilities in December 2007. To date 24 subjects have been entered into the clinical Phase Ia study of liposomal curcumin and a dose of 4.5 mg/kg was found to induce less than grade 1 hemolytic toxicity, and to reach blood concentrations that are within a therapeutic range for neurologic disorders. Having completed pharmacokinetic analyses and revising the investigators brochure we are submitting another request to the EMA to accrue additional subjects to test cancer patients.

Phase Ib trials in cancer patients will be carried out by the CESAR group, and these data will be used to bridge studies in the United States at New York Medical College.

Tentative sites for additional Phase I trials include the following:

●
We expect that the nanocurcumin formulation will be tested for pharmacokinetics, safety, and dosage estimates in normal volunteers in a Phase Ia trial in New York Medical College, following completion of GLP studies.

Phase Ib trials will be cancer patients who have failed standard of care therapy and elected experimental therapy.

Provided that the safety results of Phase Ib trials in cancer patients are satisfactory and with FDA and EMA approvals, the Company anticipates the following Phase Ib/II trials:

●	Liposomal curcumin: Intravenous administration to pancreatic cancer patients who fail standard therapy.

●	Liposomal curcumin: Intravenous administration to lung cancer patients who fail standard therapy.

●	Liposomal curcumin: intravenous administration to patients with brain tumors who have failed standard therapy.

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

Potential Commercialization of Liposomal Curcumin and Nanocurcumin Curcumin may also prove to be effective as prevention for high-risk individuals and as a therapeutic for established disease when used alone or in combination with other agents. As an initial approach we anticipate treating diseases with unmet needs. These include lymphoma and pancreatic cancer. While there are current clinical trials with oral preparation of curcumin, we currently know of no competitors with publicly known plans to develop parenteral forms of curcumin. Management believes that the Company is positioned to leverage its rights to its licensed intellectual property of these parenteral products in the United States and worldwide.  Because the liposomal formulation and curcumin in turmeric extracts have been demonstrated by other researchers to be effective in animal studies, (8) we anticipate that synthesized curcumin could be more effective than the extract from turmeric when administered parenterally.

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

The Company entered into a Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH (“Polymun”), Vienna, Austria, dated as of September 6, 2007, which has been filed as an exhibit to the Company’s SEC filings. Pursuant to this agreement, Polymun applies their GLP process and experience to encapsulate pure synthetic curcumin provided by the Company with a layer of lipid particles (making a liposome formulation which can be injected intravenously). After testing for size, and stability, Polymun delivered the liposomal curcumin to the MD Anderson Cancer Center for intravenous animal Potential Commercialization of Liposomal Curcumin and Nanocurcumin toxicity testing. During this developmental process they have invented and developed a special assay to simultaneously quantify the content of lipids and curcumin in all batches they prepare. Polymun completed scaled-up GMP manufacture of the lipocurc formulation. The Company’s obligation to Polymun totaled €280,000 through the first two development stages and thereafter a €130,000 per production fee. Our agreement with Polymun expired on December 31, 2009 although the parties are continuing work under the terms of the agreement.  Polymun has produced 20 liters of GMP liposomal curcumin for animal and human use.

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

At UTMDCC, GLP pharmacokinetic and toxicity studies of single and multi-dose intravenous liposomal curcumin in mice and rats were without evidence of toxicity at a maximal injectible volume. Dog pharmacokinetics and single ascending dose toxicity studies identified reversible hemolysis at a maximum tolerated dose (MTD) and irreversible hemolysis at a significantly higher dose limiting level. In vitro studies with dog and human RBCs corroborated these observations using annexin V biomarker   (a biochemical feature used to measure the progress of diseases or the effects of treatment), and a second independent set of studies  at Xenometrics, USA indicated hemolytic sensitivity only at at multiples of concentrations above those necessary for therapeutic effect. Multidose toxicological canine studies were completed at Nucro Technics, Canada based upon these studies, and were devoid of tissue toxicity. Currently  body tissue distribution of liposmal curcumin  and repeat pharmacokinetic studies of two hour and eight hour infusions are being analyzed with a novel validated (patent being applied) method for  drug levels.

SignPath is collaborating with Gibralter Labs, Regis Pharmaceuticals, Johns Hopkins University, Chemic and the NCI Nanocharacterization Laboratory for corroborative non-clinical and pre-clinical studies of polymeric nanocurcumin. GMP production is being done at Regis Pharmaceuticals.

Intellectual Property

The Company has rights to two issued patents:  the first is entitled “Liposomal Curcumin for Treatment of Cancer (June 28, 2011), and the second is entitled:  Water Dispersible oral parenteral and Topical Nanocurcumin (November 20, 2012).  It also has a pending patent application for depocurcTM.  The U.S. Patent Office has returned office action on the depocurcTM application. Five additional provisional patent applications have been submitted;
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

The Company is negotiating with UNT to replace the existing UNT Agreement with a substantially similar one for the hybrid nano particle provisional patent application.

Employees

The Company currently has one employee, Dr. Lawrence Helson, its Chief Executive Officer. The Company expects to continue to use subcontractors and independent consultants and will hire a business development director when funds are available.

Publications/Presentations: Sign Path Pharma Curcumin Formulations

The Company has the following publications and details are available on the Company’s website, see www.signpathpharma.com.

1. Lan Li, Fadi S, Braiteh FS et al. : Liposome encapsulated curcumin, in vitro and in vivo effects on proliferation, apoptosis, signaling and angiogenesis. Cancer 2005 104:1322-1331

2. Lan Li, Bilal Ahmed,Kapil Mehta et al.: Liposomal curcumin with and without oxaloplatin: effects on cell growth, apoptosis and angiogenesis in colorectal cancer. Molecular Cancer Therapeutics. 2007 6:1276-1282

3. Savita Bisht, Georg Feldman, Scheetal Soni et al.: Polymeric nanoparticle encapsulated curcumin )nanocurcumin: a novel strategy for human cancer therapy. J Nanobiotechnology 2007 5:3

4. Claire M Mach, Lata Matthew, Scott A Mosley, Lawrence Helson et al.: Determination of minimum effective dosing schedule for liposomal curcumin in a mouse model of pancreatic cancer. Am Coll Clin Pharm.Annual meeting. 2008 Louisville KY. Presentation.

5. Clair M Mach, Lata Mathew, Scott A Mosley, et al.: Determination of minimum effective dose and optimal dosing schedule for liposomal curcumin in a xenograft human pancreatic cancer model. Journal of Anticancer Research. 2009 29: 1895-1900

6. Clair M Mach, J.H.Chen, Sa Mosley et al.. Evaluation of Curcumin Cytochrome p450 metabolism . Hematology Oncology Pharmacy Association(HOPA) June 17-20 ,2009. Abstract. Manuscript submitted J. Anticancer Research. 2010 in press.

7. Vishwanatha JK.: Biodegradable Nanoparticles for Cancer Therapy. 2nd Annual Unither Nanomedical and Telemedical Conference. Oreford Quebec, Canada Abstract presentation Feb 24-27 2009

8. MukerjeeA, and JK Vishwanatha: Formulation, Characterization and evaluation of Curcumin loaded PLGA nanospheres for cancer therapy. Journal of Anticancer Research 2009 29:3867-3876

9. Judith A Smith, Lata Mathew, MS Claire, K Santiago, L.Helson: Development of Liposomal curcumin as a new potential anticancer agent. MD Anderson Cancer Center and Signpath Pharma. AACR–EORTC-NCI 2009. Abstract and presentation Nov 18

10. Mukerjee A, Ranjan AP, Helson L et al: Formulation, Characterization and Evaluation of Annexin A2-conjugated curcumin loaded nanospheres as a targeted drug carrier system for breast cancer therapy. Proc.10thUS-Japan Symposium on Drug Delivery Systems. 2009 Maui, Hawaii. Ab no. 1468

11. Ranjan AP, Mukerjee A, JK Vishwanatha. Optimization of curcumin loaded PLGA nanoparticle-formulation using central composite design for cancer therapy. Proc. 10th US-Japan Symposium on Drug Delivery Systems.

2009 Maui, Hawaii. Ab no 1526

12. Mukerjee A, Luchowski R, Ranjan et al.: . Enhanced Fluorescence of curcumin on plasmonic platforms. Current Pharmaceutical Biotechnology. 2010 11:223-228

13. Lim KJ, Maitra A, Bisht S et al.: Using Nanocurcumin to treat Medulloblastoma and Glioblastoma, AACR Annual meeting Ab no.4440, 2010

14. Claire M Mach, Jing Hong Chen, Scott A Mosley: Evaluation of Liposomal Curcumin Cytochrome P450 Metabolism. Anticancer Research 2010 30:811-814

15. Mukerjee A, Sorenson T Thomas J et al.: Spectroscopic properties of curcumin, orientation of transition moments,J Physical Chemistry 2010 114:12679-12684

16. Bisht S,Mizuma M,Feldman G. et al.: Systemic Administration of Polymeric nanoparticle –encapsulated Curcumin(Nanocurc®) blocks tumor growth and metastases in preclinical models of Pancreatic Cancer. Mol Canc Ther. 2010 9: 2255-2264

17. Thamake S I, Iraut Sf, Ranjan AP,Gryczynski Z,and J K Vishwanatha.: Surface Functionalization of PLGA nanoparticles by non-covalent insertion of homo-bifunctional spacer for active targeting in cancer therapy. Nanotechnology 2011, 22(3):03510 (10pp)

18. Ranjan AP, Mukerjee A, Vishwanatha JA: Optimization and in vitro characterization of CUR loaded PLGA nanoparticles for cancer therapy. 2010 Submitted.

19. Helson L. Chiu S: Curcumin Formulations Brain Distribution. Presentation to MJFF for Parkinson’s disease NYC Sept 21, 2010.

20. Chiu SS, Lui E, Majeed M, Vishwanatha JK, Ranjan A, Maitra A, Dipanker P, Smith JA ,Helson L: Differential distribution of intravenous curcumin formulations in the rat brain. J Anticancer Research, 2011, 31(3):907-11.

21. Balmiki R, Bisht S, Maitra A et al. Neuroprotective and Neurorescue effects of a Novel Polymeric Nanoparticle Formulation of curcumin (NanoCurc®) in the Neuronal cell culture and Animal Model: Implications for Alzheimer’s disease. J Alzheimer’s Dis. 2011 23:61-77

22. Lim KJ, Bisht S, Bar EE, Maitra A, Eberhart CG: A polymeric nanoparticle formulation of curcumin inhibits growth, clonogenecity, and stem-like fraction in malignant brain tumors. Cancer Biology and Therapy 2011, 11(5): 1-10

22a. Tuttle S, Hertan L, Katz JS: Indian gold treating cancer in the age of nano. Cancer Biology and Therapy, 2011, 11(5): 474-476 (a review of #22)

23. Savita Bisht, Mehtab A Khan, Mena Bekhit, Haibo Bai, Toby Cornish, Masamichi Mizuma, Michelle A Rudek, Ming Zhao, Amarnath Maitra, Balmiki Ray, Debomoy Lahiri, Anirban Maitra, and Robert A Anders. A polymeric nanoparticle formulation of curcumin (NanoCurc™) ameliorates CCl4-induced hepatic injury and fibrosis through reduction of pro-inflammatory cytokines and stellate cell activation. Laboratory Investigation (2011), 1–13

ITEM 1 A.   RISK FACTORS

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

The Company’s financial statements reflect that it has incurred significant losses since inception, including net losses of $2,284,393 and $1,310,934 for the years ended December 31, 2011 and 2012 and a loss from inception through December 31, 2012, of $ 8,711,536. The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability. Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2012 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements for the period ended December 31, 2012, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2012. If we are unable to raise additional capital or borrow money we will not be able to complete and file INDs with the FDA in order to commence clinical trials. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.  On March 31, 2013, we were able to raise $2,000,000 of gross proceeds from the sale of convertible preferred stock which will allow us to continue operations.

We are a development stage company, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

●	the absence of an operating history;

●	the lack of commercialized products;

●	an expected reliance on third parties for the development and commercialization of some of our proposed products;

●	uncertain market acceptance of our proposed products; and

●	reliance on key personnel

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

Bruce Meyers, a Founder of the Company and President of Meyers Associates, owns 2,657,500 shares (20.7%) and Meyers Associates owns 2,400,000 shares (18.7%) of the 12,837,500 outstanding shares of the Company’s common stock. This concentration of ownership may not be in the best interests of the Company’s stockholders and Meyers Associates and may be subject to potential conflicts of interest. As a result of Meyers Associates’ ownership of the Company, it is likely that in the event the Company becomes a publicly-traded company, Meyers Associates’ would not be able to serve as a market maker in the Company’s common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 The Company does not have the financial resources necessary to successfully complete development and market any formulations of curcumin.

As of December 31, 2012, the Company had $ 31,922 cash on hand.   On March 13, 2013, the Company received net proceeds of $1,688,000 from the sale of $2 million of convertible preferred stock.  These funds are expected to be sufficient to conduct clinical trials in Europe and to file an IND to commence clinical trials in the U.S.  However, in order to complete product development and marketing , the Company will need to attract sufficient additional capital.  If the Company does find such financing, it may be on terms that are unfavorable or dilutive, to owners of the Company’s equity securities.

Our drug development program will require substantial additional capital to successfully complete it, arising from costs to:

●	complete research, preclinical testing and human studies;

●	establish pilot scale and commercial scale manufacturing processes; and

●	establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

●	the pace of scientific progress in our research and development programs and the magnitude of these programs;

●	the scope and results of preclinical testing and human studies;

●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

●	competing technological and market developments;

●	our ability to establish additional collaborations;

●	changes in our existing collaborations;

●	the cost of manufacturing scale-up; and

●	the effectiveness of our commercialization activities.

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

If we lose the services of our Chief Executive Officer, our operations would be disrupted and our business could be harmed

Our business plan relies significantly on the continued services of our CEO, Dr. Lawrence Helson, age 82.  If we were to lose his services, our ability to continue to execute our business plan would be materially impaired. While we have entered into an employment agreement with Dr. Helson, the agreement would not prevent him from terminating his employment with us. Dr. Helson has not indicated he intends to leave the Company, and we are not currently aware of any facts or circumstances that suggest he might leave us.

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

Two of our three curcumin formulations will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can commercialize and market them. We cannot predict if or when any of the product candidates we are developing will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential products, including the possibility that:

●	human studies may show that our potential products are ineffective or cause harmful side effects;

●	the products may fail to receive necessary regulatory approvals from the FDA in a timely manner, or at all;

●	the products, if approved, may not be produced in commercial quantities or at reasonable costs;

●	the potential products, once approved, may not achieve commercial acceptance;

●	regulatory or governmental authorities may apply restrictions to our potential products, which could adversely affect their commercial success; or

●	the proprietary rights of other parties may prevent us from marketing our potential products (negligible because there is no other commercial arenteral curcumin developer, and we have approved patent protection).

Given our limited focus on three product candidates, if these product candidates do not prove successful in clinical trials, and are not approved or are not commercialized because we have insufficient resources for continued development or for any other reason, we may be required to suspend or discontinue our operations and our business could be materially harmed.

SignPath partially depends on intellectual property licensed from third parties which it may not be able to maintain, however has submitted additional patent applications affording broad protection.

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

            The Company’s license agreement with UNT terminates the later of the expiration of any patent rights or 15 years, and if no patent is issued shall terminate 15 years after regulatory approval of any licensed product.  The Company must evidence within three years that it is advancing and effectively attempting to license a commercialized product.

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

The Company will rely initially on consultants and service organizations with prior experience working with the FDA to guide the product through the regulatory process. The Company has contracts with Clinipace Inc. to analyze, prepare and present Investigational New Drug (“IND”) applications to the FDA and conduct clinical trials. The process of obtaining regulatory approvals can be extremely costly and time-consuming, and there is no guarantee of success. If the Company does not receive approval of any of its IND applications, it will not be able to proceed with Phase I clinical testing, in the United States, but has completed an EMA approved Phase 1a trial in Austria. In addition, clinical testing is not predictable. Even if the FDA approves an IND application, the Company cannot guarantee that the FDA will approve Phase I clinical results. The Company’s failure to obtain required regulatory approvals would have a material adverse effect on the Company’s business, financial condition and results of operations and could require the Company to curtail or cease its operations.

Delays in clinical testing could result in increased cost to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollments, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing experimental drugs that have putative better safety and efficacy profiles. Any delays in completing our clinical trials will increase our cost, slow down our product development and approval process and delay our ability to generate revenue.

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

The Company has not encountered any adverse effects in mice or rats with liposomal curcumin or nanocurcumin. However, studies in humans have been initiated by the Company and an acceptable dose level has been identified, with less than grade I erythroid (RBC) toxicity. Administering any product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further developments or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If testing of a particular product candidate does not yield successful results, then we will be unable to commercialize that product.

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities, such as the FDA, and the EMA and institutional review boards and must meet the requirements of these authorities in the United States and in Europe including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

●	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired, however, those results may not be replicated in later clinical trials;

●	the results of preclinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

●
after reviewing relevant information, including preclinical testing or human clinical trial results, we may abandon or substantially restructure projects that we might previously have believed to be promising;

●	we and/or the FDA or EMA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

●
the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the product candidate for any or all target indications.

Data from our completed clinical trials, when and if completed, may not be sufficient to support approval by the FDA and the EMA. The clinical trials of our product candidates may not be completed as or when planned, and the FDA or EMA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA or EMA, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, FDA or EMA approval of any of our product candidates could materially harm our business and cause our stock price to decline.

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

If we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products. In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, we could face one or more of the following:

●	a change in the labeling statements or withdrawal of FDA or other regulatory approval of the product;

●	a change in the way the product is administered; or

●	the need to conduct additional clinical trials.

Discovery after approval of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

●	restrictions on such products’ manufacturers or manufacturing processes;

●	restrictions on the marketing of a product;

●	warning letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of regulatory approvals;

●	refusal to permit the import or export of our products;

●	product seizure;

●	injunctions; or

●	imposition of civil or criminal penalties.

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

The Company has entered into a manufacturing agreement with Polymun Scientific Immunbiologische Forschung GmBh, Vienna, Austria, to encapsulate pure synthetic curcumin with lipid particles. Nanocurcumin is manufactured for the Company by Regis Pharmaceuticals.  Notwithstanding the foregoing, the Company cannot guarantee that it will be able to obtain adequate supplies of liposomal curcumin nor nanocurcumin that will remain stable for clinical trials and in amounts that will be sufficient for clinical trials and post-approval commercial production, if any. If the Company fails to source adequate amounts of curcumin, or if there is poor manufacturing performance on the part of the above-stated third party manufacturers, we may not be able to complete development of our product candidates, which could have an adverse effect on the Company’s business, financial condition and results of operations and could require the Company to curtail or cease its operations.

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

The Company expects competition to increase as technological advances are made and commercial applications broaden. In the event it develops its initial product candidates and any additional product candidates, the Company anticipates it may face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions. The Company is aware of other companies and academic groups that focus on cellular signal transduction pathways and are developing specific pathway or related kinase inhibitors. These competitors include Exelixis Inc., Onyx Pharmaceuticals, and several major pharmaceutical companies, however, none of their compounds has the broad spectrum of activity of curcumin.

Many of the Company’s non-curcumin-competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. In addition, some of SignPath’s putative competitors may achieve product commercialization or patent protection earlier than SignPath achieves commercialization or patent protection, if at all.

If we or our collaborators receive regulatory approvals for our product candidates, some of our products will compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years.  However, we will focus on unmet needs, and indications where FDA-approved therapies have failed.  In addition, we will face competition based on many different factors, including:

●	the safety and effectiveness of our products;

●	the timing and scope of regulatory approvals for these products;

●	the availability and cost of manufacturing, marketing and sales capabilities;

●	the effectiveness of our marketing and sales capabilities;

●	the price of our products;

●	the availability and amount of third-party reimbursement; and

●	the strength of our patent position.

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

Further, the Company partially relies on trade secrets, know-how and other proprietary information. The Company seeks to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, there can be no assurance that those agreements will provide adequate protection for the Company’s trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. While the Company is not aware of any challenges to its intellectual property, once any patents are issued to the Company litigation may ensue. There is also the risk that the Company’s employees, consultants, advisors or others will not maintain confidentiality of such trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by the Company’s competitors.

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

We plan to have product liability insurance covering our clinical trials which we currently believe will be adequate to cover any product liability exposure we may have. Clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

●	increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

●	withdrawal of clinical trial volunteers or patients;

●	damage to our reputation and the reputation of our products, resulting in lower sales;

●	regulatory investigations that could require costly recalls or product modifications;

●	litigation costs; and

●	the diversion of management’s attention from managing our business.

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

The Company may be exposed to future litigation by third parties based on claims that its patents, products or activities infringe on the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources, and could harm the Company’s reputation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following, any of which could have a material adverse effect on the Company or cause the Company to curtail or cease its operations:

●	Cease testing, developing, using and/or commercializing liposomal curcumin, nanocurcumin, slow release PLGA formulation or other formulations of curcumin or other products that it may develop; or

●	Obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms.

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

The commercial success of the Company’s potential products is substantially dependent on whether third-party reimbursement is available for the ordering of its products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors may not cover or provide adequate payment for SignPath’s potential products. They may not view the Company’s potential products as cost effective and reimbursement may not be available to consumers or may not be sufficient to allow its potential products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce health care costs or reform government health care programs could result in lower prices or rejection of its potential products. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for the Company’s products may cause its revenue to decline.

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

We will rely exclusively and be dependent on certain third party source suppliers to supply pure synthetic curcumin for our product candidates. Liposomal curcumin is manufactured in Vienna, Austria by Polymun Scientific Immunbiologische Forschung GmbH. We have obtained initial quantities of liposomal curcumin from Sabinsa/Sami Labs, Bangalore, India.  Nanocurcumin will be manufactured by Regis Pharmaceuticals.  The polymer was manufactured by Surmodics. See Item 1 “Description of Business – Potential Commercialization of Liposomal Curcumin and Nanocurcumin; and Raw Materials; Supplies.”

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

Even if a product candidate is approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we could not generate revenue or become profitable. Market acceptance by physicians, healthcare payors and patients will depend on a number of factors, including:

●	acceptance by physicians and patients of each such product as a safe and effective treatment;

●	cost effectiveness;

●	adequate reimbursement by third parties;

●	potential advantages over alternative treatments;

●	relative convenience and ease of administration; and

●	prevalence and severity of side effects.

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

Certificate of Incorporation and By-laws. Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock.  Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management.  Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

●	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent Board of Directors, or

●	effecting an acquisition that might complicate or preclude the takeover.

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

Delaware Anti-Takeover Law.  We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers.  This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances.  For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons.  Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

●	the transaction in which the stockholder became an interested stockholder is approved by the Board of directors prior to the date the interested stockholder attained that status;

●
on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

●
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

●
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

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

If our common stock is traded on the OTC Bulletin Board, which is not a national securities exchange, it may be detrimental to investors

We have been approved for a listing of our shares of common stock on the OTC Bulletin Board maintained by FINRA, however have no present intention to have our securities publicly traded.  Although there is currently no market for our securities, securities traded on the OTC Bulletin Board, as compared to the national securities exchanges, generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market: investors may have difficulty buying and selling our common stock or obtaining market quotations; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the mark price for our common stock.

Preferred Stock as an anti-takeover device

We are authorized to issue 5,000,000 shares of preferred stock, $0.10 par value.  As of date of this report, there were, 3,255 shares of Series A Preferred Stock issued and outstanding convertible into approximately 3,831,576 shares of common stock and, 2,146 shares of Series B Preferred Stock convertible into approximately 2,525,842 Shares of Common Stock, and 2,000 shares of Series C Preferred stock convertible into 1,600,00 shares of Common stock.  The preferred stock may be issued from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable status require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

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

Sales of a significant number of shares of common stock in the public market pursuant to a current prospectus could harm the market price of our common stock. Pursuant to our registration statement (No. 333-169386), an aggregate of 6,161,498 shares of common stock were registered in October of 2012 all of which would be free-trading upon resale pursuant to a current prospectus filed in a registration statement.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Investors may experience substantial dilution of their ownership in the future.

Pursuant to the Company’s Stock Option Plan, employees, directors and independent contractors may acquire up to an aggregate of 1,000,000 shares of the Company’s common stock through the exercise of stock options that may be granted in the future of which 370,000 options are  issued and outstanding.  The Company’s stockholders will incur dilution upon exercise of such options. In addition, as of  March 20, 2013, there were currently outstanding Class A, Class B and Class C warrants to purchase approximately 3,831,576,  2,525,842 and 800,000 shares of common stock, respectively, and Series A, Series B and Series C Convertible Preferred Stock convertible into approximately 3,831,576,  2,525,842 and 1,600,000 shares of Common Stock, respectively, plus placement agent warrants to purchase approximately 2,440,192 shares of common stock and vendor warrants to purchase 400,000 shares of Common Stock. The mere existence of these derivative securities may have a depressive effect on any market for our common stock which may develop.
In addition, if the Company raises additional funds by issuing additional stock in one or more additional financings, further dilution to stockholders will result, and new investors may have rights superior to existing stockholders.

The Company’s officers, directors and principal stockholders may be able significantly to influence matters requiring stockholder approval because they own a large percentage of the Company’s outstanding shares.

The Company’s founder, Bruce Meyers, who is a principal of Meyers Associates, a FINRA member firm, Dr. Lawrence Helson, CEO, and Dr. Arthur Bollon, Director, beneficially own 6,552,500, 2,310,000 and 800,000 shares, respectively, an aggregate of 9,662,500 shares or approximately 46% of the 20,794,918 outstanding voting securities of the Company. These stockholders will be able to exercise control over substantially all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, which includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of substantially all of the assets of the Company without the agreement of minority stockholders. This concentration of ownership may not be in the best interests of all of the Company’s stockholders. See Item 12.  “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s executive offices are located in a building owned by Dr. Lawrence Helson, Chief Executive Officer, and are located at 1375 California Road, Quakertown, Pennsylvania, 18951.  The Company does not pay rent at this location.  The Company owned about $5,390 in office equipment in its headquarters and administrative offices, as of December 31, 2012.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, there are no material legal proceedings pending or threatened to be taken against the Company.  SignPath has retained legal counsel to evaluate and advise on our intellectual property and patent strategy.

ITEM 4.  Mine Safety Disclosures -- Not Applicable

PART II

ITEM 5. PRICE RANGE OF COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Our common stock is not publicly traded  We have been approved for trading of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”), which is maintained by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

As of March 20, 2013, there were outstanding:  12,837,500 shares of common stock; options to purchase 570,000 shares of common stock; 3,255, 2,146 shares and 2,000 of Series A, Series B and Series C Convertible Preferred Stock convertible into approximately 3,381,576, 2,525,842 and 1,600,000 shares, respectively, of common stock; Class A, Class B and Class C common stock purchase warrants to purchase approximately 3,381,576, 2,525,842 and 800,000 shares, respectively, of Common Stock, and placement agent warrants to purchase approximately 2,440,192 shares of Common Stock or an aggregate of approximately 30,062,528 shares of Common Stock.

(b) Holders of Record

As of March 20, 2013, there were approximately 40 different holders of record of our common stock.

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
(d) Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2012.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number, of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	250,000	$0.85	750,000
	120,000	$1.25	630,000
Equity compensation plans not approved by security holders	200,000	$0.85	-0-

Total	570,000	$0.94	630,000

(1) Consists of our 2009 Employee Stock Incentive Plan, subject to shareholder approval of an increase from 500,000 options shares to 1,000,0000.

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

Liquidity and Capital Resources

Liquidity and Capital Resources at December 31, 2012 Compared with December 31, 2011

As of December 31, 2012 and December 31, 2011, the Company had $31,922 and $20,424, respectively, of cash on hand.  On March 13, 2013, the Company received net proceeds of 1,688,000 from the sale of $2,000,000 of convertible preferred stock.  The Company’s working capital deficit increased from ($6,366,894) at December 31, 2011 to a deficit of ($7,411,688) as of December 31, 2012, as a result of  as increase in accounts payables resulting from net cash used in operations of ($883,328) offset by cash provided by financing activities of $894,826.  SignPath had a deficit accumulated during the development stage of $8,711,536 as of December 31, 2012.

During the 12 months ended December 31, 2012 (“Fiscal 2012”), SignPath sold 1,116 Units consisting of its securities at a price of $1,000 per Unit.  The Units sold in 2012 consisted of Series B Convertible Preferred Stock Units.  Each Unit consists of (i) one share of 6.5% Series A or Series B Convertible Preferred Stock convertible into 1,177 shares of common stock (equivalent to $.85 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 1,177 shares of common stock at $1.27 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $1,116,001 and incurred stock offering costs of $221,175 related to such offerings during Fiscal 2012.

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

Cash used in operating activities during Fiscal 2012 was ($883,328) compared to cash used of ($1,209,103) during Fiscal 2011.  This resulted from a net loss of $1,310,934 in Fiscal 2012, offset by Common Stock and options issued for services of $23,147, a change in derivative liabilities of $8,154, and an increase in accounts payable and accrued expenses of $395,040.  This compared to a loss of $2,284,393 during Fiscal 2011, offset by Common Stock and options issued for services of $567,368, a change in derivative liabilities of $245,087, and an increase in accounts payable and accrued expenses of $261,571.

The Series B Preferred Stock is substantially the same as the Series A Preferred Stock with regard to dividends and conversion price, however, is junior to the Series A Preferred Stock on liquidation and does not have anti-dilution price protection, nor do the Class B Warrants issued as part of the Units have anti-dilution price protection.

The Company had net cash provided by financing activities of $894,826 in Fiscal 2012 as a result of the $1,116,001 received in the 2012 Private Placement described above, reduced by $221,175 of offering costs.  During Fiscal 2011, the Company had $1,180,534 of net cash provided by financing activities as a result of the $1,448,500 received from the 2011 Private Placement of Preferred Stock less the stock offering costs of $267,966.

As a result of the foregoing, the Company’s cash increased by $11,498 during Fiscal 2012 from $20,424 to $31,922.

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

Results of Operations

Material Changes in Results of Operations

Year ended December 31, 2012, as compared with year ended December 31, 2011

The Company does not expect to receive any revenues prior to 2014.  Total operating expenses during Fiscal 2012 decreased to $1,312,406 as compared with $2,039,306 during Fiscal 2011 primarily as a result of $939,297 of research and development expenses decreasing from $1,190,841 in Fiscal 2011 related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses decreased to $45,596 in the 2012 period from $155,436 in Fiscal 2011, primarily as a result of a reduction in travel and other office related expenses.  Professional fees decreased to $121,586 in the 2012 period from $342,029 in Fiscal 2011, primarily as a result of a decrease in common stock issued for services as compared to 2011.

Research and Development fees in Fiscal 2012 included $34,739 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, University of North Texas, Dr. Robert Heinz, John’s Hopkin’s University, Medizinche University and Regis Pharmaceuticals for, $90,066, $174,297, $115,781, $61,273, $40,866, and $200,567, respectively, for lab fees and other costs related to the Company’s research and development efforts.

Payments in Fiscal 2011 for Research and Development fees included $102,625 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, MD Anderson, Medizinche University and Regis Pharmaceuticals for $293,583, $223,659, $120,254, $144,355 and $99,505, respectively, for lab fees and other costs related to the Company’s research and development efforts.

The amount paid for research and development in the 2012 Period consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies in the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During Fiscal 2011, the Company paid UTMDACC for non-clinical and mouse pre-clinical pre-GLP studies of lipomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from curcumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $1,310,934 in Fiscal 2012 as compared to a net loss of $2,284,393 in Fiscal 2011.  This translates to a loss per share of ($0.10) in Fiscal 2012 compared to ($0.19) in Fiscal 2011.

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

As of December 31, 2012, we had cash and cash equivalents of $31,922.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2012.  Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Upon evaluation of the Company’s preferred shares, it was determined that an accrued dividend was not recorded for the year’s ended 2008, 2009, 2010 and 2011.  Within this annual filing the company restated those periods.  Management has determined that this was an internal control deficiency.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is also a brief description of the relevant business and/or scientific experience and background of each person named below.

Officers, Directors and Other Key Staff

Our current officers, directors, and other key advisors to the Company consist of:

Name	Age	Position
Lawrence Helson, BSci, BMed, M.Sci, MD	82	Chief Executive Officer, Director, and President
Arthur P. Bollon, Ph.D.	70	Director
Jack Levine, CPA	62	Director

Dr. Helson has served as Chief Executive Officer, Director and President of the Company since May 28, 2008. From 1967 to 1986, Dr. Helson was employed at Memorial Sloan Kettering Cancer Center NYC, the last 12 years as attending physician. From 1982 to 1986, he was an associate attending pediatrician at Cornell University Medical School, New York City. From 1986-1987 he was director of Phase III clinical trials of Zoladex ICI in Delaware. From 1987 to 1997 he was Professor of Pediatric and Adult Oncology at New York Medical College, Valhalla, NY. From 1997 to 2007 he was a founder-scientist at Onconova Inc, a biotechnology company in Princeton, New Jersey, and since 1993 has also been part-time Vice President of Bio-Research at NaproBiotherapeutics, Boulder, Colorado. He has held oncology consulting positions from 1985 to 1997 at Bambino Jesu Hospital, Vatican City, Metaxa Hospital; Pireaus, Greece; and for the Brazilian Consulate in New York City. From 2003 until present, he has provided unpaid informal consulting services to HemoBiotech Inc, in Dallas, Texas. He ran various research laboratories at Sloan Kettering Institute from 1973-1985, from 1987 to 1997 at New York Medical College, and from 2002 to 2005 for NaproBiotherapeutics (now Tapestry Pharmaceuticals) in Allentown, Pennsylvania. Dr. Helson has over 200 peer reviewed publications and 4 Issued Patents. He initiated the bone marrow transplant program at Memorial Sloan Kettering Hospital in 1973, and published the first peer reviewed paper in the journal Nature on Tumor Necrosis Factor in 1975. His laboratory research also developed six human neural tumor cell lines which are in the ATCC and English repositories and are distributed worldwide. He also edits the journal    Anticancer Research, published in Athens, Greece and was an editor for Nude Mouse Heterotransplantation Research, published by Karger and Co.

Dr. Arthur P. Bollon has served as a director of the Company since May 28, 2008. Dr. Bollon has more than 25 years of experience in biotechnology as a scientist, executive and entrepreneur.   Since 2011, Dr. Bollon has been Chairman and CEO of Vitruvian BioMedical, Inc., which is developing an Alzheimer Disease Vaccine and diagnostic technologies.  From October 2003, until August 2010, he was the Chairman, President and Chief Executive Officer and since August 2010, he is a consultant to HemoBioTech, Inc. which is developing HemoTech, a potential substitute for human blood. He is a founder and had served as Chairman and Chief Executive Officer of   Wadley Biosciences Inc./LPL, a joint venture between Wadley Cancer Center and Phillips Petroleum  which focused on cancer and immune disease therapeutics from 1987 to 1991. From 1992 to 2000, he was a founder, Chairman and Chief Executive Officer of Cytoclonal Pharmaceutics Inc. which focused on cancer and infectious disease therapeutics. While at Cytoclonal, he completed an initial public offering. In addition, he has completed research contracts with multiple universities including UCLA, Montana State University, University of California at San Diego, Texas Tech University and University of British Columbia.

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

Members of the SAB, acting as independent contractors, shall provide consulting services to the Company from time to time as requested.  Members are expected to be available for telephonic conversations and for review of proposed products from time to time.  The consulting agreements are renewable on an annual basis and are subject to termination on 30 days prior written notice by either party.   The Company will pay its SAB members a reasonable royalty, to be negotiated on a case by case basis, from revenues derived by the Company as a result of any inventions, improvements or projects submitted by the advisors.  The current members of the SAB and their biographical information are as follows:

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

Muhammad Majeed, Ph.D., is the Founder, President, and Chief Executive Officer, Sabinsa Corporation, a manufacturer of fine chemicals for nutritional, pharmaceutical and food industries.  Dr. Majeed received a B. Pharm. from Trivandrum Medical College, India; MS in Pharmacy and PhD in Industrial Pharmacy in  New York in 1975. He worked in Pfizer, Carter Wallace and other major companies on  drug formulations prior to establishing  Sabinsa Corp. whose goal was to integrate modern pharmaceutical  technology  with Ayurvedic medicine. He developed methods  to extract and synthesize  medicinal products  such as Boswellin, curcuminoids, gugulipids, bioperine, citrine, petro Selenic acid, and 50 other standardized  products which are  marketed globally  with the US and Japan  as the major markets. Currently Sabinsa manufactures synthetic intermediates used in pharmaceutical herb powders. Manufacturing, Research and Development is in India. His company has 32 U.S. and international patents.

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

Business Advisory Board

Adam Scheer was elected a member of the Company’s Business Advisory Board in January 2012.  He is a consultant to the equities business.  From January, 2010 until January 2011 he was a consultant to Magnetar Capital in Chicago.  From September 2007 until January 2010, he was a managing principal and Chief Investment Officer to Aldebaran Investors, a SPAC (Special Purpose Acquisition Company).  From January, 2005 until September 2007, Mr. Scheer was portfolio manager for SPACs at Fir Tree Partners.  He started his career at Goldman Sacks/SpeerLeeds and Kellog as a trader trainee in 2002.  Mr. Sheen holds a B.A. in International Economics & Commerce from Lafayette College.

Contingency Plan

In the event that Dr. Helson, our current CEO is unable to fulfill his duties, the Company expects that Dr.Tauseef Ahmed will serve as acting CEO until a permanent replacement is found.

ITEM 11.  EXECUTIVE COMPENSATION

The Company has entered into a three-year employment agreement with Dr. Lawrence Helson to secure his services as Chairman, President and Chief Executive Officer.  The contract ends February 20, 2016.   Pursuant to this Agreement, Dr. Helson will receive a base salary of $204,000 per annum.  He agreed to waive $104,000 of his $200,000 salary for 2012 and received options to purchase 200,000 shares of Common Stock exercisable at $0.85 per share.  During each of the calendar years ended December 31, 2012, 2011 and 2010, Dr. Helson was paid approximately $96,000 and the remainder of his $200,000 per year salary was written off pursuant to Dr. Helson’s waiver.  On December 28, 2010 and December 22, 2011, the Board of Directors awarded Dr. Helson (and/or his assignees) 300,000 restricted shares of Common Stock on each date in lieu of all accrued and unpaid salary and any bonus.

Dr. Helson will be eligible to receive stock options to purchase up to 250,000 shares of Common Stock exercisable at $0.85 per share for 10 years from the date of grant upon completion of Phase 1(b) trials and approvals from either the U.S. FDA and/or the European Medicines Agency (EMA) to initiate Phase 2 trials on one or more cancer indications.  Dr. Helson would also then be entitled to a 20% increase in salary.  Upon successful completion of one or more clinical Phase 2 trials and approvals from (either or both the FDA and EMA to initiate Phase 3 trials on at least one cancer indication, Dr. Helson shall be granted stock options to purchase 250,000 shares of the Company’s common stock exercisable at $1.25 per share and an increase in salary to $325,000 per annum.  If the Company is acquired or a Change of Control takes place at a price not less than $500 million before the completion of either of these milestones, both bonuses shall be payable upon closing of such transaction.

Dr. Helson may terminate the agreement upon 30 days’ prior written notice.  If the Company terminates without Cause (as defined) or Dr. Helson terminates for Good Reason (as defined) or a Disability, the Company shall pay Dr. Helson in addition to all accrued compensation, a severance payment equal to two times Dr. Helson’s then current base salary.  The Company shall also pay the severance payment in the event it fails to notify Dr. Helson of its intentions to continue employment past the expiration date no less than 90 days prior to the expiration date, or if they fail to reach an agreement on a new employment agreement prior to the expiration date.  The severance payment shall be paid 25% upon termination and the balance in five equal monthly installments commencing one month after termination.  Dr. Helson’s employment agreement provides for a non-compete for one year following termination of employment with any business primarily involved in the development, marketing and licensing that are in competition with the Company’s products or the Company was in the process of developing at termination.

Members of the Scientific Advisory Board (SAB) are reimbursed for reasonable expenses incurred in connection with travel to attend SAB meetings.  We expect a maximum of two SAB meetings will be held per year.  Advisors will be paid $2,000 for attending each meeting called by SignPath.  Options to purchase common shares of SignPath may be made available to the Advisor under the 2009 Option Plan.

The following table sets forth, with respect to the Company’s fiscal years ended December 31, 2012, 2011 and 2010, all compensation earned by each person who is required to be listed pursuant to Item 402(m)(2) of Regulation S-K.

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)(1)(2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Lawrence Helson	2012	$96,000	0	0	104,000	0	0	$200,000
President and Chief
Executive Officer	2011	$96,000	0	255,000	0	0	0	$351,000
	2010	$96,000	0	510,000	0	0	0	$606,000

(1)           Under Dr. Helson’s prior employment contract he received a base salary of $200,000 per annum.  He received $96,000, in cash during each of 2012, 2011 and 2010.    In 2012, Dr. Helson earned $104,000 of his salary and received options to purchase 200,000 shares of common stock exercisable at $0.85 per share.  In 2011, Dr. Helson was awarded 150,000 shares of common stock to settle the remaining $104,000 of his unpaid base salary and an additional 150,000 shares as a stock bonus.  In 2010 Dr. Helson waived the remainder of his base salary due under his employment contract which amount was written off.

Director’s Compensation

Members of the Board of Directors are reimbursed for reasonable expenses incurred in connection with travel to attend board meetings.   Options to purchase 60,000 shares of Common Stock of SignPath were granted to each of Jack Levine and Arthur Bollon, independent directors, under the 2009 Option Plan for 2012 exercisable for five (5) years at $0.85 per share.  An additional 60,000 options were granted to each of Jack Levine and Arthur Bollon, which vest in quarterly increments during 2013 and are exercisable for five (5) years at $1.25 per share.  No cash compensation has been paid to directors.  See “2009 Employee Stock Incentive Plan” below.

Pursuant to the terms of a Letter Agreement dated July 12, 2010, Jack Levine was granted options to purchase 100,000 shares of common stock at $0.85 per share upon his joining the Board of Directors.  The option vests in three equal installments on each of the first three anniversary dates of the date of grant and is exercisable for ten (10) years from the date of grant.  He also received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee.  He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

2009 Employee Stock Incentive Plan

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Option Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 1,000,000 (as amended and subject to shareholder approval) shares of our common stock, which may be authorized and unissued shares or treasury shares.  Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  An aggregate of 340,000 options have been granted under the 2009 Plan to independent directors of the Company and 30,000 options to the Company’s outside law firm.  See “Director’s Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock and convertible preferred stock as of date of this report, by (i) each person which is known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) by each of the Company’s directors, (iii) by each executive officer of the Company, and (iv) by all executive officers and directors as a group.

The address of each of the persons listed below, unless otherwise noted, is c/o SignPath Pharma Inc. 1375 California Road, Quakertown, PA 18951.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)			Percentage of Common Stock and Preferred Stock Beneficially Owned (2)
Dr. Lawrence Helson	2,510,000	(3)		12.0%
Dr. Arthur Bollon	875,000	(4)		4.2%
Jack Levine	141,667	(4	)(5)	0.6%
Meyers Associates, L.P. (6)	4,170,418	(7)		20.0%
Bruce Meyers (6)	7,450,951	(8)		35.8%
Imtiaz Khan (6)(9)	2,450,000			11.8%
All Executive Officers and Directors as a Group (3 persons)	3,526,667			16.6%

(1)  Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights.  As of March 20, 2013, there were 12,837,500 shares of our common stock issued and outstanding. As of that date, (i) 1,000,000 shares (subject to shareholder approval) of common stock were reserved for issuance under our 2009 Option Plan of which 370,000 options had been granted and an additional 200,000 options were granted outside of the 2009 Option Plan; (ii) approximately 3,831,576 shares of our common stock were reserved for issuance pursuant to conversion of Series A Preferred Stock; (iii) approximately 3,831,576 shares were reserved for issuance pursuant to exercise of Class A Warrants to purchase common stock; (iv) 368,894 shares of our common stock were reserved for issuance pursuant to the issuance of Dividend Shares; (v) 2,525,842 shares of Common Stock were reserved for issuance pursuant to conversion of Series B Preferred Stock; (vi) 2,525,842 shares of Common Stock were reserved for issuance pursuant to exercise of Class B Warrants; (vii) 1,600,000 shares of Common Stock were reserved for issuance pursuant to conversion of Series C Preferred Stock; (viii) 800,000 shares of Common Stock were reserved for issuance pursuant to exercise of Class C Warrants; (ix) there were Placement Agent Warrants to purchase approximately 2,440,192 shares of common stock pursuant to the Units sold in the 2008 - 2013 Private Placements; and (x) 400,000 shares issuable upon exercise of vendor warrants granted in 2013.

(2) As of March 20, 2013, based on an aggregate of 20,794,918  voting shares, consisting of 12,837,500 shares of Common Stock, 3,831,576 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and 2,525,842 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 1,600,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock..

(3) Dr. Helson disclaims beneficial ownership of an aggregate of 90,000 shares of Common Stock gifted for estate planning purposes.  Includes option to purchase 200,000 shares of Common Stock granted on February 20, 2013, in lieu of $104,000 of accrued compensation for 2012.

(4) Includes options to purchase: (A) 60,000 shares of Common Stock exercisable at $0.85 per share for 2012 compensation as an independent director and (B) 15,000 shares of Common Stock, but does not include options to purchase 45,000 shares of Common Stock issuable upon exercise of options granted on February 20, 2013, which vest in three equal installments ending February 20, 2014 and exercisable at $1.25 per share.

(5) Includes options to purchase 66,667 shares, but does not include options to purchase 33,333 shares of common stock issuable upon exercise of options granted on July 12, 2010 which vest in three equal installments on the first three anniversary dates from the date of grant.

(6) The address of each of these persons is 45 Broadway, 2nd Fl., New York, NY 10006.

(7) Does not include 1,105,192 shares of common stock issuable upon exercise of Meyers Associates’ Unit Purchase Options and additional shares of common stock beneficially owned by Bruce Meyers, the President of Meyers Associates.  Bruce Meyers has the power to vote and dispose of the Shares owned by Meyers Associates.

(8) Mr. Meyers is Principal and Chief Executive Officer of Meyers Associates.  This amount includes shares owned by Meyers Associates set forth in note (8) above.

(9) Mr. Kahn is Vice President of Meyers Associates.

Unless otherwise indicated in the foregoing table (or the footnotes thereto), the persons named in the table have sole voting and dispositive power with respect to the shares of the Company’s common stock and/or options owned by such person, subject to community property laws where applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described elsewhere in this report, the Company and Meyers Associates LP, the placement agent for its preferred stock offerings, have numerous relationships and related transactions.  Mr. Bruce Meyers, the Principal and Chief Executive Officer of Meyers Associates LP, is a founder our Company.  Mr. Meyers, as a principal stockholder of the Company’s common stock, has influence in the affairs and operations of the Company which may present a conflict of interest between the Company and the Placement Agent.

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

During fiscal 2012, the Company sold 1,116 Units of Series B Preferred Stock at $1,000 per Unit, to 17 different investors for aggregate proceeds of $1,116,000.  Each Unit consists of one share of a 6.5% Series B Convertible Preferred Stock convertible into 1,177 shares of common stock plus one warrant to purchase 1,177 shares of common stock at $1.27 per share.  Meyers Associates, L.P. received sales commission of 10% ($111,600) of the gross proceeds from the sale of Units as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering and a Unit Purchase Option to purchase 15% of the Units sold in the offering.

On February 20, 2013, the Board of Directors authorized: (A) a new three-year employment agreement for Dr. Helson described above under “Executive Compensation”, and (B) options to purchase 60,000 shares of Common Stock to each of Jack Levine and Arthur Bollon, independent directors, for 2012 compensation exercisable at $0.85 per share for five years and 60,000 shares of Common Stock for 2013 compensation exercisable at $1.25 per share for five years.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Fiscal 2012 and 2011, M&K CPA’s, PLLC (“M&K”) served as our independent auditors.  The following table presents fees for professional audit services rendered by M&K for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 and fees for other services rendered by such firm during those periods.

	2012	2011
Audit Fees	$23,500	$23,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$23,500	$$23,500

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

All Other Fees:  The aggregate fees, including expenses, billed for all other services, not described above, rendered to the Company by M&K during Fiscal year 2012 and 2011 were zero.

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

All Other – fees for all other services provided by M&K.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the registrant (1)
3.2	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.3		Certificate of Amendment to the Certificate of Incorporation dated May 27, 2008 (1)
3.4		Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.5		Certificate of Amendment to Certificate of Incorporation (3)
3.6		Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (4)
*3	.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock
3.8		By-Laws of the registrant (1)
4.1		Form of Common Stock Certificate (1)
4.2		Form of Common Stock Purchase Warrant (1)
4.3		Form of Bridge Note (1)
4.4		Form of Registration Rights Agreement (1)
4.5		Form of Subscription Agreement (1)
4.6		Form of Series B Subscription Agreement
*4	.7	Form of Series C Subscription Agreement
10.1		Employment Agreement dated as of February 20, 2013 between the registrant and Dr. Lawrence Helson
10.2		2009 Employee Stock Incentive Plan (1)
10.3		License Agreement from University of Texas MD Anderson Career Center (1)
10.4		License Agreement from The Johns Hopkins University (1)
10.5		September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)
10.6		January 30, 2008 Service Agreement with Brookwood Pharmaceuticals (1)
10.7		Sponsored Research Agreement dated as of September 18, 2007, by and between The Johns Hopkins University, employer of Dr. Anirban Maitra and the registrant. (1)
10.8		Form of Consulting Agreement for Scientific Advisory Board Members (1)
10.9		Patent and Technology License Agreement dated August 18, 2008 between the registrant and the University of North Texas Health Science Center. (1)
10.10		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)
10.11		Agreement dated June 30, 2007 by and between the Registrant and SAFC. (1)
*10	.12	Placement Agency Agreement dated as of March 5, 2013 by and between SignPath Pharma Inc. and Meyers Associates L.P.
10.13		Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.

10.14		Agreement dated June 30, 2009 by and between the registrant and Topaz Technology, Inc.
10.15		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010. (2)
*31	.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
*32	.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
*101	.ins	XBRL Instance
*101	.xsd	XBRL Schema
*101	.cal	XBRL Calculation
*101	.def	XBRL Definition
*101	.lab	XBRL Label
*101	.pre	XBRL Presentation
_______________________

* As filed with this Report

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SignPath Pharma, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of SignPath Pharma, Inc. (A Development Stage Company), as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements for the period from inception (May 15, 2006) to December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SignPath Pharma, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $8,711,536, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the Company has restated its financial statements as of and for the years ended December 31, 2011, 2010, 2009, and 2008 for matters related to accrued dividends.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 29, 2013

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011
CURRENT ASSETS		(restated)

Cash	$31,922	$20,424

Total Current Assets	31,922	20,424

EQUIPMENT, net	144	1,409

TOTAL ASSETS	$32,066	$21,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$894,475	$499,435
Dividend accrual	861,872	510,575
Derivative liability	5,687,262	5,377,308

Total Current Liabilities	7,443,609	6,387,318

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares
authorized 5,402 and 4,286 shares issued and
outstanding, respectively	541	429
Common stock; $0.001 par value, 45,000,000 shares
authorized; 12,837,500 and 12,830,000 shares issued
and outstanding, respectively	12,839	12,831
Additional paid-in capital	1,286,613	1,021,857
Deficit accumulated during the development stage	(8,711,536)	(7,400,602)

Total Stockholders' Deficit	(7,411,543)	(6,365,485)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,066	$21,833

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on May 15, 2006
	For the Year Ended		Through
	December 31,		December 31,
	2012	2011	2012
			(Unaudited)
REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	45,596	155,436	1,249,639
Professional fees	121,586	342,029	975,353
Financing expense	-	-	1,063,401
Research and development	939,296	1,190,841	3,455,931
Salaries and wages	205,927	351,000	999,922

Total Operating Expenses	1,312,406	2,039,306	7,744,246

OPERATING LOSS	(1,312,406)	(2,039,306)	(7,744,246)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(8,154)	(245,087)	(994,477)
Gain on shares issued for services	9,625	-	9,625
Grant income	-	-	81,556
Interest expense	-	-	(63,995)

Total Other Income (Expense)	1,471	(245,087)	(967,291)

NET LOSS BEFORE INCOME TAXES	(1,310,934)	(2,284,393)	(8,711,536)
Provision for income taxes	-	-	-

NET LOSS	$(1,310,934)	$(2,284,393)	$(8,711,536)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.19)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,833,258	12,225,890

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, May 15, 2006	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for
cash at $0.001 per share	-	-	10,000,000	10,000	-	-	10,000

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	10,000

Common stock issued for bridge debt
at $0.85 per share	-	-	257,500	258	218,617	-	218,875

Net loss for the year
ended December 31, 2007	-	-	-	-	-	(526,833)	(526,833)

Balance, December 31, 2007	-	-	10,257,500	10,258	218,617	(526,833)	(297,958)

Preferred stock issued for bridge debt
at $1,000 per share	890	89	-	-	889,786	-	889,875

Preferred stock issued for cash
at $1,000 per share	562	56	-	-	561,944	-	562,000

Common stock issued for bridge debt
at $0.85 per share	-	-	1,082,500	1,083	919,043	-	920,126

Stock offering costs	-	-	-	-	(270,948)	-	(270,948)

Preferred dividend accrued	-	-	-	-	(9,308)	-	(9,308)

Net loss for the year
ended December 31, 2008	-	-	-	-	-	(1,695,766)	(1,695,766)

Balance, December 31, 2008 (restated)	1,452	145	11,340,000	11,341	2,309,134	(2,222,599)	98,021

Cumulative effect of adoption of ASC 815	-	-	-	-	(1,632,825)	(43,808)	(1,676,633)

Preferred stock issued for cash
at $1,000 per share	810	81	-	-	(178,632)	-	(178,551)

Stock offering costs	-	-	-	-	(166,154)	-	(166,154)

Preferred dividend accrued	-	-	-	-	(124,576)	-	(124,576)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(730,743)	(730,743)

Balance, December 31, 2009 (restated)	2,262	226	11,340,000	11,341	206,947	(2,997,150)	(2,778,636)

Preferred stock issued for cash
at $1,000 per share	575	58	-	-	574,942	-	575,000

Stock offering costs	-	-	-	-	(121,709)	-	(121,709)

Common stock issued for services	-	-	850,000	850	721,650	-	722,500

Amortization of options issued for services	-	-	-	-	39,210	-	39,210

Adjustment for derivative liability	-	-	-	-	(852,346)	-	(852,346)

Preferred dividend accrued	-	-	-	-	(157,609)	-	(157,609)

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(2,119,059)	(2,119,059)

Balance, December 31, 2010 (restated)	2,837	284	12,190,000	12,191	411,085	(5,116,209)	(4,692,649)

Preferred stock issued for cash
at $1,000 per share	1,449	145	-	-	1,448,355	-	1,448,500

Stock offering costs	-	-	-	-	(267,966)	-	(267,966)

Common stock issued for services	-	-	640,000	640	543,360	-	544,000

Amortization of options issued for services	-	-	-	-	23,368	-	23,368

Adjustment for derivative liability	-	-	-	-	(917,263)	-	(917,263)

Preferred dividend accrued	-	-	-	-	(219,082)	-	(219,082)

Net loss for the year ended
December 31, 2011	-	-	-	-	-	(2,284,393)	(2,284,393)

Balance, December 31, 2011 (restated)	4,286	429	12,830,000	12,831	1,021,857	(7,400,602)	(6,365,485)

Preferred stock issued for cash	1,116	112	-	-	1,115,889	-	1,116,001

Stock offering costs	-	-	-	-	(221,175)	-	(221,175)

Common stock issued for services	-	-	7,500	8	6,367	-	6,375

Amortization of options issued for services	-	-	-	-	16,772	-	16,772

Adjustment for derivative liability	-	-	-	-	(301,800)	-	(301,800)

Preferred dividend accrued	-	-	-	-	(351,297)	-	(351,297)

Net loss for the year ended
December 31, 2012	-	-	-	-	-	(1,310,934)	(1,310,934)

Balance, December 31, 2012	5,402	$541	12,837,500	$12,839	$1,286,613	$(8,711,536)	$(7,411,543)

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on May 15, 2006
	For the Year Ended		Through
	December 31,		December 31,
	2012	2011	2012
		(restated)	(Unaudited)
OPERATING ACTIVITIES

Net loss	$(1,310,934)	$(2,284,393)	$(8,711,536)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	6,375	544,000	1,272,875
Options issued for services	16,772	23,368	79,350
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	1,265	1,264	5,246
Change in derivative liability, net of bifurcation	8,154	245,087	994,477
Changes in operating assets and liabilities
Accounts payable and accrued expenses	395,040	261,571	894,475

Net Cash Used in Operating Activities	(883,328)	(1,209,103)	(4,326,112)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	1,116,001	1,448,500	4,511,501
Stock offering costs paid	(221,175)	(267,966)	(1,047,952)
Common stock issued for cash	-	-	10,000
Proceeds from notes payable	55,075	-	944,950
Repayment of notes payable	(55,075)	-	(55,075)

Net Cash Provided by Financing Activities	894,826	1,180,534	4,363,424

NET INCREASE (DECREASE) IN CASH	11,498	(28,569)	31,922
CASH AT BEGINNING OF PERIOD	20,424	48,993	-

CASH AT END OF PERIOD	$31,922	$20,424	$31,922

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$301,800	$917,263	$4,692,786
Preferred dividend accrual	$351,298	$510,574	$861,872

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2012, the Company recognized sales revenue of $-0- and incurred a net loss of $1,310,934.  As of December 31, 2012, the Company had an accumulated deficit of $8,711,536.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2012 and 2011.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$(5,687,262)	$(5,687,262)
Total	$-	$-	$(5,687,262)	$(5,687,262)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$(5,377,308)	$(5,377,308)
Total	$-	$-	$(5,377,308)	$(5,377,308)

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
December 31, 2012 and 2011

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

The following tables present the fair value of financial instruments as of December 31, 2012, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2011	$(5,377,308)
Purchases, sales, issuances and settlements (net)	(309,954)
Total level 3 assets and liabilities at December 31, 2012	$(5,687,262)

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

Research and Development Costs
The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $939,297 and $1,190,841 during the years ended December 31, 2012 and 2011, respectively.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

For the years ended December 31, 2012 and 2011, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares that were excluded was 12,814,874 and 11,608,642 at December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-12, Comprehensive Income. ASU 2011-12 deferred the new presentation requirements outlined by ASU 2011-05 regarding reclassification of items out of accumulated other comprehensive income. This standard is effective for all annual period beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is effective for all fiscal periods beginning on or after January 1, 2013. This standard is not expected to have a material impact on the Company's financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. ASU 2011- 05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and items reclassified to the statement of operations are required to be presented separately on the face of the financial statements. This standard is effective for fiscal years beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measure and Disclosure Requirements in US GAAP and IFRS. ASU 2011-04 amended the definition of fair value measurement to be more closely aligned with IFRS including: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This standard is effective for all fiscal periods beginning after December 15, 2011. This standard is not expected to have a material impact on the Company's financial statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of December 31, 2012 and 2011. Depreciation expense was $1,265 and $1,117 for the years ended December 31, 2012 and 2011, respectively.

	2012	2011
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(5,246)	(3,981)
Net Book Value	$144	$1,409

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

On September 27, 2012, the Company received $55,075 in cash pursuant to a short-term promissory note with a related party.  The note does not bear interest and is due on demand.  As of December 31, 2012, the balance on the note has been paid in full.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the years ended December 31, 2012 and 2011 of $(8,154) and $(245,087), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

During the year ended December 31, 2012, the Company issued 1,313,533 warrants which were attached to 1,116 shares of convertible preferred stock.  The Company issued an additional 757,223 warrants as stock offering costs to the Company’s placement agent.  The combined fair market value of the derivative liability associated with these issuances at the date of issuance was $301,800.

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

The Series A and Series B Preferred Derivatives were valued using the following assumptions:

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

The warrants were valued at issuance and marked to market quarterly for the period 2009 through December 2012. The five-year warrants are options to purchase shares of common stock at an exercise price of $0.85 per share and $1.27, subject to adjustments. The following assumptions were used for the valuation of the derivative:

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

The Company determined the fair value of the preferred stock to be $3,182,380 and $3,146,367 and the fair value of the warrants to be $2,504,879 and $2,230,941 at December 31, 2012 and 2011, respectively.

The following shows the changes in the level three liability measured on a recurring basis from January 1, 2010 (the adoption of ASC 815) through December 31, 2012:

Balance, January 1, 2010	$2,824,603
Derivative liability for preferred stock and warrants issued during the period	852,345
Derivative loss	538,010
Balance, January 1, 2011	4,214,958
Derivative liability for preferred stock and warrants issued during the period	917,263
Derivative loss	245,087
Balance, December 31, 2011	$5,377,308
Derivative liability for preferred stock and warrants issued during the period	301,800
Derivative loss	8,154
Balance, December 31, 2012	$5,687,262

NOTE 8 – CAPITAL STOCK

The Company has authorized 5,000,000 shares of its Preferred Stock at a par value of $0.10 per share.  As of December 31, 2012 and 2011 there were 5,402 and 4,286 shares issued and outstanding, respectively.  The Company’s Preferred Stock is divided into two designations, Series A and Series B Preferred Stock.

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of December 31, 2012 the Company has issued 3,256 shares of Preferred Stock.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.  As of December 31, 2012, the Company has issued 2,146 shares of Series B Preferred Stock.

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
December 31, 2012 and 2011

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

During the year ended December 31, 2012, the Company issued 1,116 shares of its par value $0.10 convertible series B preferred stock for cash at $1,000 per share.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

During the year ended December 31, 2011, the Company issued 419 shares of its par value $0.10 Series A Convertible Preferred Stock and 1,030 shares of its par value $0.10 Series B Convertible Preferred Stock, for a total of 1,449 shares of Preferred Stock, for cash at $1,000 per share.

During the year ended December 31, 2010, the Company issued 575 shares of its par value $0.10 convertible preferred stock for cash at $1,000 per share.

During the year ended December 31, 2009, the Company issued 810 shares of its par value $0.10 convertible preferred stock at $1,000 per share.

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

Common Stock
The Company has authorized 45,000,000 shares of its common stock at a par value of $0.001 per share.  As of December 31, 2012 and 2011 there were 12,837,500 and 12,830,000 shares issued and outstanding, respectively.

During the year ended December 31, 2012, the Company issued 7,500 shares of common stock to a consultant of the Company in exchange for services valuing $16,000.  The shares were valued based on the last sale price of $0.85 per share. The difference of $9,625 was recognized as a gain.

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

NOTE 9 – WARRANTS

A summary of the status of the Company's warrants as of December 31, 2012 and changes from inception through December 31, 2012 are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	58,850	1.27	74,740	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005	*
08/22/11	29,424	1.27	37,368	*
08/22/11	7,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*
Outstanding at 12/31/11	7,274,497	1.14	$8,301,757
01/31/12	117,700	1.27	149,479	*
01/31/12	70,620	0.85	60,027	*
02/02/12	76,505	1.27	97,161	*
02/02/12	45,903	0.85	39,018	*
02/10/12	58,850	1.27	74,740	*
02/10/12	35,310	0.85	30,014	*
04/10/12	41,666	0.85	35,416	*
04/10/12	69,443	1.27	88,193	*
05/11/12	35,310	0.85	30,014	*
05/11/12	58,850	1.27	74,740	*
06/04/12	35,310	0.85	30,014	*
06/04/12	58,850	1.27	74,740	*
06/19/12	35,310	0.85	30,014	*
06/19/12	58,850	1.27	74,740	*
07/24/12	44,138	1.27	56,055	*
07/24/12	30,896	0.85	26,262	*
07/24/12	58,850	1.27	74,740	*
07/30/12	235,400	1.27	298,958	*
07/30/12	141,240	0.85	120,054	*
08/28/12	258,352	1.27	328,107	*
08/28/12	155,011	0.85	131,759	*
10/18/12	158,895	1.27	201,797	*
10/18/12	95,337	0.85	81,036	*
11/26/12	58,850	1.27	74,740	*
11/27/12	35,310	0.85	30,014	*
Outstanding at 12/31/12	9,345,253	1.14	10,613,584

*Fifth anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 9.

The Company will issue cash or warrants as stock offering costs.  The Company recognizes the cost upon completion of the share purchase.  Warrants are valued and recorded using the lattice model.  Total stock issuance costs for December 31, 2012 and 2011 were $221,175 and $267,966, respectively.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

The Company’s balance, for dividends payable, as of December 31, 2012 and 2011 is, $861,872 and $510,575, respectively.

NOTE 10 – STOCK OPTIONS

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  As of December 31, 2012 the following options had been granted under the plan:

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model under the following assumptions:  $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate.  The Company has recorded amortization expense of $16,772 and $23,368 related to these options for the years ended December 31, 2012 and 2011.

NOTE 11 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2012 and 2011 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2011.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $6,189,759. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $499,057 from $1,913,175 to $2,412,232 for the year ended December 31, 2012.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2012 and 2011 were as follows:

	2012	2011
Cumulative NOL	$6,185,210	$4,905,576
Deferred Tax assets:
Net operating loss carry forwards	2,412,232	1,913,175
Valuation allowance	(2,412,232)	(1,913,175)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Income tax benefit at U. S. federal statutory rates:	$(511,264)	$(890,913)
Stock-based compensation	9,027	221,274
Derivative liability	3,180	95,584
Change in valuation allowance	499,057	574,055
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2012 and 2011, nor were any interest or penalties accrued as of December 31, 2012.

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2008 are closed by expiration of the statute of limitations.   The years ended December 31, 2012, 2011, and 2010 are open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $6,185,210 expire in various years beginning in 2026 and carrying forward through 2032.

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

NOTE 12 – CORRECTION OF AN ERROR

The Company has restated its previously issued December 31, 2011 financial statements for matters related to the following accounts: accrued dividends payable and additional paid-in-capital. The accompanying financial statements for the year ended December 31, 2011 have been restated to reflect the corrections in accordance with ASC Topic 250, Accounting Change and Error Corrections.

Per the Company’s preferred stock agreement, a 6.5% dividend based on a per share value of $1,000, is required to be recorded.  No declaration by the Company is required, and the dividend cannot be paid in common stock, unless there is an active market for the common stock.  The Company did not record this dividend in the prior period, hence this restatement to correct the error in the prior period.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

The effects of the restatement of the Company’s previously issued financial statements for its year’s-ended December 31, 2011, 2010, 2009 and 2008 are as follows:

Balance Sheet as of December 31, 2011

	Previously	Increase /
	Reported	(Decrease)	Restated
Assets:
Cash	$20,424	$-	$20,424
Total Current Assets	20,424	-	20,424

Equipment, net	1,409	-	1,409
Total assets	$21,833	$-	$21,833

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$499,435	$-	$499,435
Dividend accrual	-	510,574	510,574
Derivative liability	5,377,308	-	5,377,308
Total Current Liabilities	5,876,743	510,574	6,387,317

STOCKHOLDERS' DEFICIT
Preferred Stock	429	-	429
Common stock	12,831	-	12,831
Additional paid-in capital	1,532,432	(510,574)	1,021,858
Deficit accumulated during the development stage	(7,400,602)	-	(7,400,602)
Total Stockholders' Deficit	(5,854,910)	(510,574)	(6,365,484)

Total liabilties and stockholders' equity	$21,833	$-	$21,833

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

Statement of Cash Flows for the year-ended December 31, 2011

	Previously	Increase /
	Reported	Decrease	Restated

OPERATING ACTIVITIES
Net loss	$(2,284,393)	$-	$(2,284,393)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	544,000	-	544,000
Options issued for services	23,368	-	23,368
Depreciation expense	1,264	-	1,264
Change in derivative liability, net of bifurcation	245,087	-	245,087
Changes in operating assets and liabilities
Accounts payable and accrued expenses	261,571	-	261,571
Net Cash Used in Operating Activities	(1,209,103)	-	(1,209,103)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-
Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Preferred stock issued for cash	1,448,500	-	1,448,500
Stock offering costs paid	(267,966)	-	(267,966)
Net Cash Provided by Financing Activities	1,180,534	-	1,180,534

NET INCREASE (DECREASE) IN CASH	(28,569)	-	(28,569)
CASH AT BEGINNING OF PERIOD	48,993	-	48,993
CASH AT END OF PERIOD	$20,424	$-	$20,424

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$-
Derivative liability	$917,263	$-	$917,263
Preferred dividend accrual	$-	$510,574	$510,574

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

Balance Sheet as of December 31, 2010

	Previously	Increase /
	Reported	(Decrease)	Restated
Assets:
Cash	$48,993	$-	$48,993
Total Current Assets	48,993	-	48,993

Equipment, net	2,673	-	2,673
Total assets	$51,666	$-	$51,666

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$237,864	$-	$237,864
Dividend accrual	-	291,492	291,492
Derivative liability	4,214,958	-	4,214,958
Total Current Liabilities	4,452,822	291,492	4,744,314

STOCKHOLDERS' DEFICIT
Preferred Stock	284	-	284
Common stock	12,191	-	12,191
Additional paid-in capital	702,578	(291,492)	411,086
Deficit accumulated during the development stage	(5,116,209)	-	(5,116,209)
Total Stockholders' Deficit	(4,401,156)	(291,492)	(4,692,648)

Total liabilties and stockholders' equity	$51,666	$-	$51,666

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

Statement of Cash Flows for the year-ended December 31, 2010

	Previously	Increase /
	Reported	Decrease	Restated

OPERATING ACTIVITIES
Net loss	$(2,119,059)	$-	$(2,119,059)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	722,500	-	722,500
Warrants issued for services	39,210	-	39,210
Depreciation expense	1,117	-	1,117
Change in derivative liability, net of bifurcation	538,010	-	538,010
Changes in operating assets and liabilities
Accounts payable and accrued expenses	119,897	-	119,897
Net Cash Used in Operating Activities	(698,325)	-	(698,325)

INVESTING ACTIVITIES
Purchase of equipment	(1,390)	-	(1,390)
Net Cash Used in Investing Activities	(1,390)	-	(1,390)

FINANCING ACTIVITIES
Proceeds from notes payable	575,000	-	575,000
Preferred stock issued for cash	(121,710)	-	(121,710)
Net Cash Provided by Financing Activities	453,290	-	453,290

NET INCREASE (DECREASE) IN CASH	(246,425)	-	(246,425)
CASH AT BEGINNING OF PERIOD	295,418	-	295,418
CASH AT END OF PERIOD	$48,993	$-	$48,993

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$-
Derivative liability	$852,345	$-	$852,345
Preferred dividend accrual	$-	$291,492	$291,492

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

Balance Sheet as of December 31, 2009

	Previously	Increase /
	Reported	(Decrease)	Restated
Assets:
Cash	$295,418	$-	$295,418
Total Current Assets	295,418	-	295,418

Equipment, net	2,400	-	2,400
Total assets	$297,818	$-	$297,818

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$117,967	$-	$117,967
Dividend accrual	-	133,883	133,883
Derivative liability	2,824,603	-	2,824,603
Total Current Liabilities	2,942,570	133,883	3,076,453

STOCKHOLDERS' DEFICIT
Preferred Stock	226	-	226
Common stock	11,341	-	11,341
Additional paid-in capital	340,831	(133,883)	206,948
Deficit accumulated during the development stage	(2,997,150)	-	(2,997,150)
Total Stockholders' Deficit	(2,644,752)	(133,883)	(2,778,635)

Total liabilties and stockholders' equity	$297,818	$-	$297,818

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

Statement of Cash Flows for the year-ended December 31, 2009

	Previously	Increase /
	Reported	Decrease	Restated

OPERATING ACTIVITIES
Net loss	$(730,743)	$-	$(730,743)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	800	-	800
Change in derivative liability, net of bifurcation	159,418	-	159,418
Changes in operating assets and liabilities
Accounts payable and accrued expenses	40,969	-	40,969
Net Cash Used in Operating Activities	(529,556)	-	(529,556)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-
Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	810,000	-	810,000
Preferred stock issued for cash	(166,154)	-	(166,154)
Net Cash Provided by Financing Activities	643,846	-	643,846

NET INCREASE (DECREASE) IN CASH	114,290	-	114,290
CASH AT BEGINNING OF PERIOD	181,128	-	181,128
CASH AT END OF PERIOD	$295,418	$-	$295,418

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$-
Derivative liability	$852,345	$-	$852,345
Preferred dividend accrual	$-	$133,883	$13,388

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

Balance Sheet as of December 31, 2008

	Previously	Increase /
	Reported	(Decrease)	Restated
Assets:
Cash	$181,128	$-	$181,128
Total Current Assets	181,128	-	181,128

Equipment, net	3,200	-	3,200
Total assets	$184,328	$-	$184,328

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$76,999	$-	$76,999
Dividend accrual	-	9,308	9,308
Total Current Liabilities	76,999	9,308	86,307

STOCKHOLDERS' DEFICIT
Preferred Stock	145	-	145
Common stock	11,341	-	11,341
Additional paid-in capital	2,318,442	(9,308)	2,309,134
Deficit accumulated during the development stage	(2,222,599)	-	(2,222,599)
Total Stockholders' Deficit	107,329	(9,308)	98,021

Total liabilties and stockholders' equity	$184,328	$-	$184,328

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

Statement of Cash Flows for the year-ended December 31, 2008

	Previously	Increase /
	Reported	Decrease	Restated

OPERATING ACTIVITIES
Net loss	$(1,695,766)	$-	$(1,695,766)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued with bridge financing	920,126	-	920,126
Depreciation expense	800	-	800
Changes in operating assets and liabilities
Accounts payable and accrued expenses	29,187	-	29,187
Net Cash Used in Operating Activities	(745,653)	-	(745,653)

INVESTING ACTIVITIES
Purchase of equipment	-	-	-
Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	632,875	-	632,875
Stock offering costs paid	(270,948)		(270,948)
Preferred stock issued for cash	562,000	-	562,000
Net Cash Provided by Financing Activities	923,927	-	923,927

NET INCREASE (DECREASE) IN CASH	178,274	-	178,274
CASH AT BEGINNING OF PERIOD	2,854	-	2,854
CASH AT END OF PERIOD	$181,128	$-	$181,128

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$-
Derivative liability	$-	$-	$-
Preferred dividend accrual	$-	$9,308	$9,308

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and had the following material subsequent events to report:

●	On March 13, 2013, the Company received net proceeds of $1,688,000 from the sale of its convertible preferred stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNPATH PHARMA INC.

By: /s/ Lawrence Helson, M.D.
Lawrence Helson, M.D.
Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Dated: March 29, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Lawrence Helson	Chief Executive Officer and Chief Financial Officer	March 29, 2013
Lawrence Helson

/s/ Arthur P. Hollon, Ph.D.	Director	March 29, 2013
Arthur P. Bollon, Ph.D.

/s/ Jack Levine	Director	March 29, 2013
Jack Levine