Form 10-Q
period 2013-03-31
SignPath Pharma, Inc.
filed 2013-05-15
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2013, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,877,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2013
Table of Contents
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited)	2

Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period from Inception on May 15, 2006 through March 31, 2013 (unaudited)…	3

Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from Inception on May 15, 2006 through March 31, 2013 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Evaluation of Disclosure Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors – Not Applicable	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES	29

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
CURRENT ASSETS	(unaudited)

Cash	$1,212,362	$31,922

Total Current Assets	1,212,362	31,922

EQUIPMENT, net	28	144

TOTAL ASSETS	$1,212,390	$32,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$579,083	$894,475
Related party note payable	30,000	-
Dividend accrual	954,869	861,872
Derivative liability	5,623,914	5,687,262

Total Current Liabilities	7,187,866	7,443,609

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares authorized 7,402 and 4,286 shares issued and outstanding, respectively	741	541
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,837,500 and 12,837,500 shares issued and outstanding, respectively	12,839	12,839
Common Stock Payable	34,000	-
Additional paid-in capital	3,457,234	1,286,613
Deficit accumulated during the development stage	(9,480,290)	(8,711,536)

Total Stockholders' Deficit	(5,975,476)	(7,411,543)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,212,390	$32,066

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2013	2013	2013
			(Unaudited)
REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	5,142	8,880	1,254,781
Professional fees	625,119	19,342	1,600,472
Financing expense	-	-	1,063,401
Research and development	118,411	47,947	3,574,342
Salaries and wages	83,427	52,118	1,083,349

Total Operating Expenses	832,099	128,287	8,576,345

OPERATING LOSS	(832,099)	(128,287)	(8,576,345)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	63,348	(209,968)	(931,129)
Gain on shares issued for services	-	-	9,625
Grant income	-	-	81,556
Interest expense	-	-	(63,995)

Total Other Income (Expense)	63,348	(209,968)	(903,943)

NET LOSS BEFORE INCOME TAXES	(768,751)	(338,255)	(9,480,287)
Provision for income taxes	-	-	-

NET LOSS	$(768,751)	$(338,255)	$(9,480,287)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,833,258	12,830,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013
			(Unaudited)
OPERATING ACTIVITIES

Net loss	$(768,751)	$(338,255)	$(9,480,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	34,000	544,000	1,306,874
Options issued for services	575,694	23,368	655,044
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	116	1,264	5,362
Change in derivative liability, net of bifurcation	(63,345)	245,087	931,132
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(315,396)	261,571	579,080

Net Cash Used in Operating Activities	(537,682)	737,035	(4,863,794)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	2,000,000	1,448,500	6,511,501
Stock offering costs paid	(311,875)	(267,966)	(1,359,827)
Common stock issued for cash	-	-	10,000
Proceeds from related party notes payable	30,000		30,000
Proceeds from notes payable	-	-	944,950
Repayment of notes payable	-	-	(55,075)

Net Cash Provided by Financing Activities	1,718,125	1,180,534	6,081,549

NET INCREASE (DECREASE) IN CASH	1,180,443	1,917,569	1,212,365
CASH AT BEGINNING OF PERIOD	31,922	48,993	-

CASH AT END OF PERIOD	$1,212,365	$1,966,562	$1,212,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$-	$917,263	$4,692,786
Preferred dividend accrual	$92,997	$510,574	$954,869

The accompanying notes are an integral part of these financial statements.

SignPath Pharma Inc.
(ADevelopmental Stage Company)
Period Ended March 31, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended March 31, 2013, the Company recognized sales revenue of $-0- and incurred a net loss of $768,751. As of March 31, 2013, the Company had an accumulated deficit of $9,480,287. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,623,914)	$(63,348)
Total	$-	$-	$(5,623,914)	$(63,348)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,687,262)	$(309,954)
Total	$-	$-	$(5,687,262)	$(309,954)

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

The following tables present the fair value of financial instruments as of March 31, 2013, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2012	$(5,687,262)
Purchases, sales, issuances and settlements (net)	63,348
Total level 3 assets and liabilities at March 31, 2013	$(5,623,914)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of March 31, 2013 and December 31, 2012, respectively. Depreciation expense was $949 for the nine months ended March 31, 2013 and December 31, 2012, respectively.

	March 31,	December 31,
	2013	2012
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(5,362)	(5,246)
Net Book Value	$28	$144

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

On September 27, 2012, the Company received $55,075 in cash pursuant to a short-term promissory note with a related party. The note does not bear interest and is due on demand. In December 2012, the balance on the note was repaid in full.

In January 2013, the Company received $25,000 in cash pursuant to a short-term promissory note with a related party. In March 2013 the Company received $5,000 in cash pursuant to a short-term promissory note with the same related party. The note did not bear interest.  The Company assessed the imputed interest and found the balance to be immaterial. As of March 31, 2013, the full balance on the note remained outstanding.

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

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. The change in fair value during the three months ended March 31, 2013 and 2012 of ($471,868) and ($245,087), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

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

The Series A Preferred Derivatives were valued using the following assumptions:

•	The Company was 3 months from being publicly traded and the Company/Holder would convert the Preferred Stock based on 200% of the adjusted conversion price;

•	The Preferred maturity date used was 7 years following the Company being publicly traded (rolling 6 years from the Valuation Date);

•	The stock price of $0.85 was used as the fair value of the common stock based on the previous common stock transaction;

•	The projected volatility curve was based on the average of 15 comparable biotech companies historical volatility:

•	The Holder would automatically convert at a stock price of $1.70 if the Company was not in default;

•	The Holder would convert on a quarterly basis in equal amounts to maturity if in the money; and

•	Capital raising events would occur annually, generating reset events based on pricing not greater than 100% of market.

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

The Company determined the fair value of the preferred stock to be $3,496,569 and $3,182,380 and the fair value of the warrants to be $2,127,345 and $2,504,879 at March 31, 2013 and December 31, 2012, respectively.

The following shows the changes in the level three liability measured on a recurring basis from December 31, 2012 through March 31, 2013:

Balance, December 31, 2012	$5,687,262
Derivative liability for warrants issued during the period	314,189
Derivative loss	(377,532)
Balance, March 31, 2013	$5,623,914

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock.  The shares of Preferred Stock are fully paid and non-assessable.  As of March 31, 2013, the Company has issued 3,256 shares of Series A Preferred Stock.

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.  As of March 31, 2013, the Company had issued 2,146 shares of Series B Preferred Stock.

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

Series C Convertible Preferred Stock
The Series C Convertible Preferred Stock (“Series C Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on March 12, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock.  The shares of Series C Preferred Stock are fully paid and non-assessable.  As of March 31, 2013, the Company had issued 2,146 shares of Series C Preferred Stock.

Rank
The Series C Preferred Stock ranks(i) senior to the common stock and any other class or series of the Company’s capital stock either specifically ranking by its terms junior to the Series C Preferred Stock or not specifically ranking by its terms senior to or on parity with the Series C Preferred Stock, (ii) on parity with the Series B Preferred Stock and any class or series of the Company’s capital stock specifically ranking by its terms on parity with the Series C Preferred Stock, and (iii) junior to Series A Preferred Stock, in each case, as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary.

Dividends
The holders of the Series C Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Series C Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Series C Preferred Stock.  Such dividends are payable in cash or shares of common stock, at the option of the Company.  The holders of the Series C Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

Dividends on the Series C Preferred Stock will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.  Dividends accumulate to the extent they are not paid on the Dividend Payment Date to which they relate.  According to Delaware law, the Company may declare and pay dividends or make other distributions on its capital stock only out of legally-available funds.  In addition, no dividends or distributions may be declared, paid or made if the Company is or would be rendered insolvent by virtue of such dividend or distribution. The Company may not (i) pay any dividends in respect of any shares of capital stock ranking junior to the Series C Preferred Stock (including the common stock), other than dividends payable in the form of additional shares of the same junior stock as that on which such dividend is declared, or (ii) redeem any shares of capital stock ranking junior to the Series C Preferred Stock (including the common stock), unless and until all accumulated and unpaid dividends on the Series C Preferred Stock have been, or contemporaneously are, declared and paid in full.

Conversion
At the election of the holder thereof, each share of Series C Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation.  The Conversion Rate initially will be 800 shares of common stock ($1.25 per share) for each Share of Series C Preferred Stock.

The Conversion Price is subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution on any class of the Company’s capital stock; or (ii) the combination, subdivision or reclassification of the common stock but does not contain the same price protection ratchets as the Series A Preferred Stock.  No fractional shares will be issued upon conversion.  Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally-available funds. The shares of Preferred Stock may also be converted into common stock at the Conversion Rate at the Company’s option following the effectiveness of a Registration Statement, if the Company’s common stock trades above 300% of the Conversion Rate per share for a period of 20 consecutive trading days.

Voting Rights
The affirmative vote of the holders of at least a majority of the outstanding shares of Preferred Stock, voting as a class, shall be required to authorize, effect or validate (i) any change in the rights, privileges or preferences of the Series C Preferred Stock that would adversely affect the Series C Preferred Stock, or (ii) the authorization, creation, issuance or increase in the authorized or issued amount of any class or series of stock ranking on parity with or superior to the Series C Preferred Stock with respect to the declaration and payment of dividends or distribution of assets upon liquidation, dissolution or winding-up of our Company.  In addition, the holders of Preferred Stock shall have the right to vote, together with holders of common stock as single class, on all matters upon which the holders of common stock are entitled to vote pursuant to applicable Delaware law or the Company’s Certificate of Incorporation.  The Series C Preferred Stock shall vote on an “as converted basis” with each holder of Preferred Stock having one vote for each Conversion Share underlying such holder’s shares of Preferred Stock.

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

During the three months ended March 31, 2013, the Company issued 2,000 shares of its par value $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

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

NOTE 9 – COMMON STOCK

During the three months ended March 31, 2013, the Company issued -0- shares of common stock. Jack Levine received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee.  The 40,000 issued in the quarter ended March 31, 2012 were not issued in the current quarter and were booked as a stock payable in the amount of $34,000 valued at the stock price on February 20, 2013 of $0.85. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

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

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of March 31, 2013, and changes from inception through March 31, 2013 are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15

09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	58,850	1.27	74,740	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005	*
08/22/11	29,424	1.27	37,368	*
08/22/11	17,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*
11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*

Outstanding at 12/31/11	7,274,497	1.14	$8,301,757
01/31/12	117,700	1.27	149,479	*
01/31/12	70,620	0.85	60,027	*
02/02/12	76,505	1.27	97,161	*
02/02/12	45,903	0.85	39,018	*
02/10/12	58,850	1.27	74,740	*
02/10/12	35,310	0.85	30,014	*
04/10/12	41,666	0.85	35,416	*
04/10/12	69,443	1.27	88,193	*
05/11/12	35,310	0.85	30,014	*
05/11/12	58,850	1.27	74,740	*
06/04/12	35,310	0.85	30,014	*
06/04/12	58,850	1.27	74,740	*
06/19/12	35,310	0.85	30,014	*
06/19/12	58,850	1.27	74,740	*
07/24/12	44,138	1.27	56,055	*
07/24/12	58,850	1.27	74,740	*
07/24/12	30,896	0.85	26,262	*
07/30/12	235,400	1.27	298,958	*
07/30/12	141,240	0.85	120,054	*
08/28/12	258,352	1.27	328,107	*
08/28/12	155,011	0.85	131,759	*
10/18/12	158,895	1.27	201,797	*
10/18/12	95,337	0.85	81,036	*
11/26/12	58,850	1.27	74,740	*
11/27/12	35,310	0.85	30,014	*
Outstanding at 12/31/12	9,345,253	1.14	10,613,584
02/28/13	400,000	0.85	340,000	*
03/01/13	(1,625,192)	0.85	(1,381,413)
03/01/13	1,625,192	0.85	1,381,413	*
03/13/13	800,000	1.88	1,500,000	*
03/13/13	480,000	0.85	408,000	*
Outstanding at 3/31/13	11,025,253	1.17	12,861,584

*Fifth anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Preferred Stock Offerings and were valued using the Lattice model and accounted for as described in Note 7. On March 1, 2013, the Company voided and replaced a holder’s 1,625,192 placement agent warrants with an exercise prices of $0.85 and expire on the fifth anniversary date of the registration statement concerning the underlying common stock. The replacement warrants hold a value equal to the warrants that were voided.

On February 20, 2013 the Company issued 400,000 warrants to its vendor for curcumin. The warrants have an exercise price of $0.85 per share and have a life of five years from the effective date of  a registration statement.

During the three months ended March 31, 2013, the Company issued 480,000 warrants as stock offering costs to the Company’s placement agent.  The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

NOTE 11 – STOCK OPTIONS

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 500,000 shares of our common stock, which may be authorized and unissued shares or treasury shares.  On February 13, 2013, the board of Directors authorized an amendment to the 2009 Plan to increase the number of authorized options and shares to 1,000,000 plus on a yearly basis by 10% of the amount of shares issued during the prior year, subject to shareholder approval. Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of March 31, 2013 the following options had been granted under the plan:

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

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate.

On February 20, 2013 the Company issued 82,400 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 626% volatility, .35% risk free rate.

On February 20, 2013 the Company issued 117,600 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 626% volatility, .35% risk free rate.

On February 20, 2013 the Company issued 30,000 options to its law firm under the 2009 Plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 885% volatility, .88% risk free rate.

The Company has recorded amortization expense of $575,644 and $23,368 related to these options for the three months ended March 31, 2013 and 2012.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there was one material subsequent event to report. As mentioned in Note 9, the Company approved the issuance of 40,000 shares of common stock in consideration for consulting and accounting services that were booked as a stock payable in the amount of  $34,000 valued at the stock price on February 20, 2013 of $0.85 and were issued in the subsequent period leading up to the report date.

PART I   Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements contained in this Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in this report that are not historical or current facts may constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or future predictions, including events or predictions relating to our future financial performance, and are generally identifiable by use of the words "may," "will," “forecast,” "should," "expect," "plan," "anticipate," "believe," "feel," "confident," "estimate," "intend," "predict," "potential" or "continue" or the negative of such terms or other variations on these words or comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include: (i) the general economy and changes in the external competitive market factors which might impact the Company's results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company's management to devote sufficient time and energy to the Company's business; and (v) the failure of the Company to complete any or all of the transactions described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail in the Risk Factors discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this report will in fact transpire.

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, the Company had $1,212,362 and $31,922, respectively, of cash on hand.  The Company’s working capital deficit decreased from ($7,411,687) at December 31, 2012 to a deficit of ($5,975,504), as of March 31, 2013.  Excluding the non-cash liability associated with the Company’s derivatives, the working capital deficit decreased from $1,724,425 as of December 31, 2012 to $351,590 as of March 31, 2013.  The decrease in the working capital deficit was primarily the result of the Company’s sale of $2,000,000 of Series C Preferred Stock in March 2013 and a decrease of outstanding accounts payable.   SignPath had a deficit accumulated during the development stage of $9,480,287, as of March 31, 2013.

During the three months ended March 31, 2013 (“Fiscal 2013”), SignPath sold 2.000 Units (the “2013 Private Placement”) consisting of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a seven-year period following the effective date of a registration statement including the underlying securities.  The Company received gross proceeds of $1,688,125 and incurred stock offering costs of $311,875 related to such offering.

During the three month period ended March 31, 2012 (“Fiscal 2012”), the Company sold 1,448.5 Units of Series B Preferred Stock at $1,000 per share.  The Company received gross proceeds of $1,448,500 and incurred stock offering costs of $267,966 related to the Offerings.

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

Cash used in operating activities during Fiscal 2013 was $537,682 compared to cash provided of $737,035 during the comparable period in 2012 (“Fiscal 2012”).  This resulted from a net loss of $768,751 in Fiscal 2013 offset by an increase of options issued for services of $575,694 and an increase in the fair value of the Company’s derivative liability of $471,868 in Fiscal 2013.  This compared to a loss of $338,255 during Fiscal 2012 offset by an increase in the fair value of the Company’s derivative liability of $245,087, an increase in accounts payable and accrued expenses of $261,571 and Common Stock and options issued for services of $575,674

The Series C Preferred Stock is junior to the Series A Preferred Stock on liquidation and pari passu with Series B Preferred Stock.

The Company had net cash provided by financing activities of $1,718,125 in Fiscal 2013 as a result of the $2,000,000 of gross proceeds received in 2013 Private Placement described above, reduced by $311,875 of offering costs.  During Fiscal 2012, the Company had $1,180,534 of net cash provided by financing activities as a result of the $1,448,500 received from the 2012 Private Placement of Preferred Stock less the stock offering costs of $267,966.

As a result of the foregoing, the Company’s cash increased by $1,180,440 during Fiscal 2013 from $31,922 to $1,212,362.

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

Material Changes in Results of Operations

Three months ended March 31, 2013, as compared with three months ended March 31, 2012

The Company currently has no estimate on when they expect to receive revenues.  Total operating expenses during the three months ended March 31, 2013 (the “2012 Period”) increased to $832,099, as compared with $128,287 during the three months ended March 31, 2013 (the “2012 Period”) primarily as a result of an increase in professional fees of $605,777 as a result of stock and option issuance, resources, as well as a $70,464 increase in research and development expenses related to the continued manufacture and preclinical development of its lead curcumin.  Salaries and wages increased by $31,309, primarily as a result of an employee agreement in 2012, where the employee was to receive half of there salaries in a set number of stock valued on issuance date. In the current quarter the employee no longer received stock, instead received all salary as cash compensation.

Significant Research and Development fees paid in the 2013 Period included $46,313 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other research and development payments included $33,008 and $43,650 to Polymnun and Nucro Technology, respectively, for lab fees and other costs related to the Company’s research and development efforts as well as $13,630 in legal fees classified as Research and Development.

Significant Research and Development fees in the 2013 Period included $46,313 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, MD Anderson, Medizinche University and Regis Pharmaceuticals for $33,008, $43,650, $-0-, $188,564 and $40,007, respectively, for lab fees and other costs related to the Company’s research and development efforts.

The amount paid for research and development in the 2013 Period consisted of payments for overhead and patent fees for non-clinical studies and pre-clinical studies in the nanocurcumin compound and to produce polymer under the JHU Agreement for animal studies of nanocurcumin.  During the 2012 Period, the Company paid UTMDACC for non-clinical and mouse pre-clinical pre-GLP studies of lipomal curcumin.  It also includes expenses relating to development of depotcurcumin, a slow release formulation.  Depotcurcumin was originally made at UNT under non-GLP conditions from curcumin extract (and PLGA, a chemical surrounding the curcumin) originally purchased from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”).

As a result of the foregoing, the Company had a net loss of $768,754 in the 2013 Period as compared to a net loss of $338,255 in the 2012 period.  This translates to a loss per share of $0.06 in the 2013 Period compared to $0.3 in the 2012 Period.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,623,914)	$(63,348)
Total	$-	$-	$(5,623,914)	$(63,348)

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,687,262)	$(309,954)
Total	$-	$-	$(5,687,262)	$(309,954)

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

The following tables present the fair value of financial instruments as of March 31, 2013, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2012	$(5,687,262)
Purchases, sales, issuances and settlements (net)	63,348
Total level 3 assets and liabilities at March 31, 2013	$(5,623,914)

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

As of March 31, 2013, we had cash and cash equivalents of $1,212,362

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of March 31, 2013.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2013, this Registrant sold 2,000 units (the “Units”), of its securities at a price of $1,000 per unit or $2,000,000.  Each Unit consists of (i) one share of 6.9% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 400 shares of common stock at $1.875 per share ending seven years following the Effective Date of its registration statement.  The Company received gross proceeds of $2,000,000 and paid 10% sales commissions of $200,000 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to one accredited investor who was a customer of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon a subscription agreement executed by such investor.

The net proceeds of the offering were used for working capital, research and development and clinical trials in Europe towards filing an investigational new drug application to commence clinical trials in the United States.

Item 3. Europe Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)

3.5	Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock (3)

3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)

*3.7	Certificate of Designation, Preferences and Right of Series C Convertible Preferred Stock

3.8	By-Laws of the registrant (1)

4.1	Form of Common Stock Certificate (1)

*4.2	Form of Class C Common Stock Purchase Warrant

4.3	Form of Bridge Note (1)

4.4	Form of Series A Subscription Rights Agreement (1)

4.5	Form of Series A Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

*4.7	Form of Series C Subscription Agreement

*4.8	Form of Registration Rights Agreement

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101 INS	XBRL Instance Document**

*101 SCH	XBRL Schema Document**

*101 CAL	XBRL Calculation Linkbase Document**

*101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document*

101 PRE	Presentation Linkbase Document**
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

Dated: May 14, 2013	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson, M.D
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)