Form 10-Q
period 2013-06-30
SignPath Pharma, Inc.
filed 2013-08-14
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2013, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,877,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Period Ended June 30, 2013

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited)	3

Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period from Inception on May 15, 2006 through June 30, 2013 (unaudited)…	4

Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from Inception on May 15, 2006 through June 30, 2013 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Evaluation of Disclosure Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors – Not Applicable	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	31

SIGNATURES	32

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
CURRENT ASSETS	(unaudited)

Cash	$1,367,267	$31,922

Total Current Assets	1,367,267	31,922

EQUIPMENT, net	-	144

TOTAL ASSETS	$1,367,267	$32,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$638,743	$894,475
Derivative liability	-	5,687,262

Total Current Liabilities	638,743	6,581,737

STOCKHOLDERS' DEFICIT

Preferred stock; $0.10 par value, 5,000,000 shares authorized 7,402 and 4,286 shares issued andoutstanding, respectively	794	541
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,877,500 and 12,837,500 shares issued and outstanding, respectively	12,879	12,839
Dividend accrual	1,075,866	861,872
Additional paid-in capital	9,533,214	1,286,613
Deficit accumulated during the development stage	(9,894,229)	(8,711,536)

Total Stockholders' Deficit	728,524	(7,411,543)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,367,267	$32,066

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
					(Unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	8,679	5,679	13,821	14,559	1,263,459
Professional fees	70,346	24,685	695,465	44,027	1,670,818
Financing expense	-	-	-	-	1,063,401
Research and development	187,657	296,535	306,068	344,482	3,761,999
Salaries and wages	80,152	48,833	163,579	100,951	1,163,501

Total Operating Expenses	346,834	375,732	1,178,933	504,019	8,923,178

OPERATING LOSS	(346,834)	(375,732)	(1,178,933)	(504,019)	(8,923,178)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(67,274)	65,578	(3,926)	(144,390)	(998,403)
Gain on shares issued for services	-	-	-	-	9,625
Grant income	-	-	-	-	81,556
Interest expense	166	-	166	-	166
Interest expense	-	-	-	-	(63,995)

Total Other Income (Expense)	(67,108)	65,578	(3,760)	(144,390)	(971,051)

NET LOSS BEFORE INCOME TAXES	(413,942)	(310,154)	(1,182,693)	(648,409)	(9,894,229)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(413,942)	$(310,154)	$(1,182,693)	$(648,409)	$(9,894,229)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.09)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,858,599	12,830,000	12,848,108	12,830,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on May 15, 2006
	For the Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013
			(Unaudited)
OPERATING ACTIVITIES

Net loss	$(1,182,693)	$(648,409)	$(9,894,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	34,000	544,000	1,306,875
Options issued for services	609,855	23,368	689,205
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	144	1,264	5,390
Change in derivative liability, net of bifurcation	3,926	245,087	998,403
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(255,736)	261,571	638,739

Net Cash Provided by (Used in) Operating Activities	(790,504)	426,881	(5,116,616)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	2,530,000	1,448,500	7,041,501
Stock offering costs paid	(404,151)	(267,966)	(1,452,103)
Common stock issued for cash	-	-	10,000
Proceeds from related party notes payable	30,000		30,000
Proceeds from notes payable	-	-	944,950
Repayment of related party notes payable	(30,000)	-	(30,000)
Repayment of notes payable	-	-	(55,075)

Net Cash Provided by Financing Activities	2,125,849	1,180,534	6,489,273

NET INCREASE (DECREASE) IN CASH	1,335,345	1,607,415	1,367,267
CASH AT BEGINNING OF PERIOD	31,922	48,993	-

CASH AT END OF PERIOD	$1,367,267	$1,656,408	$1,367,267

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$-	$917,263	$4,692,786
Settlement of derivative liability	$(5,691,185)	$-	$(5,691,185)
Preferred dividend accrual	$213,995	$510,574	$1,075,867

The accompanying notes are an integral part of these financial statements.

SignPath Pharma Inc.
(A Developmental Stage Company)
Period Ended June 30, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2013, the Company recognized sales revenue of $-0- and incurred a net loss of $1,182,693. As of June 30, 2013, the Company had an accumulated deficit of $9,894,229. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$(3,926)
Total	$-	$-	$-	$(3,926)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,687,262)	$(309,954)
Total	$-	$-	$(5,687,262)	$(309,954)

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

The following tables present the fair value of financial instruments as of June 30, 2013, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2012	$(5,687,262)
Purchases, sales, issuances and settlements (net)	5,687,262
Total level 3 assets and liabilities at June 30, 2013	$-

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements. See the list of recent accounting pronouncements below.

Update No. 2013-06—Not-for-Profit Entities (Topic 958): Services Received from Personnel of an Affiliate (a consensus of the FASB Emerging Issues Task Force). These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Update No. 2013-07—Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Update No. 2013-08—Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Update No. 2013-09—Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Update No. 2013-10—Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Update No. 2013-11—Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of June 30, 2013 and December 31, 2012, respectively. Depreciation expense was $144 and $1,264 for the six months ended June 30, 2013 and June 30, 2012, respectively.

	June 30,	December 31,
	2013	2012
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(5,390)	(5,246)
Net Book Value	$-	$144

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

NOTE 6 – NOTE PAYABLE-RELATED PARTY

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

In January 2013, the Company received $25,000 in cash pursuant to a short-term promissory note with a related party. In March 2013 the Company received $5,000 in cash pursuant to a short-term promissory note with the same related party. The note did not bear interest.  The Company assessed the imputed interest and found the balance to be immaterial. In April 2013, the balance on the note was repaid in full.

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

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. On May 7, 2013, the Company effectively removed the derivative provision from the warrants and convertible preferred stock and valued the derivatives marked to market as of that date. The derivative liability was then converted into additional paid-in capital. The change in fair value during the six months ended June 30, 2013 and 2012 of ($3,926) and ($144,390), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

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

The Company determined the fair value of the preferred stock to be $3,496,569 and $3,182,380 and the fair value of the warrants to be $2,127,345 and $2,504,879 at June 30, 2013 and December 31, 2012, respectively. Due to the removal of the derivative provisions on May 7, 2013 from the warrants and convertible preferred stock, the derivative liability totaling $5,691,185 was then converted into additional paid-in capital leaving a $-0- balance as in the derivative liability account.

The following shows the changes in the level three liability measured on a recurring basis from December 31, 2012 through June 30, 2013:

Balance, December 31, 2012	$5,687,262
Derivative liability for warrants issued during the period	314,189
Derivative liability for warrants removed during the period	(5,691,185)
Derivative loss	(310,266)
Balance, June 30, 2013	$-

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock. The shares of Preferred Stock are fully paid and non-assessable. As of June 30, 2013, the Company has issued 3,256 shares of Series A Preferred Stock.

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

Conversion
At the election of the holder thereof, each share of Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation. The Preferred Stock will not convert automatically into Common Stock upon completion of this offering and only the underlying Common Stock issuable upon conversion is registered for the resale under this prospectus. The Conversion Rate initially will be 1,177 shares of common stock ($.85 per share) for each Share of Preferred Stock. On May 7, 2013, the Company effectively removed the derivative provision from convertible preferred stock.

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock. The shares of Series B Preferred Stock are fully paid and non-assessable. As of June 30, 2013, the Company had issued 2,146 shares of Series B Preferred Stock.

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

Series C Convertible Preferred Stock
The Series C Convertible Preferred Stock (“Series C Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on March 12, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock. The shares of Series C Preferred Stock are fully paid and non-assessable. As of June 30, 2013, the Company had issued 2,540 shares of Series C Preferred Stock.

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

During the six months ended June, 2013, the Company issued 2,530 shares of its par value $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

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

NOTE 9 – COMMON STOCK

During the six months ended June 30, 2013, the Company issued 40,000 shares of common stock. The Chairman of the Audit Committee also received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee.  The 40,000 issued in the quarter ended March 31, 2013 were not issued until the current quarter and were booked initially as a stock payable in the amount of $34,000 valued at the stock price on February 20, 2013 of $0.85. As of June 30, 2013, stock payable was $-0-. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

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

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of June 30, 2013, and changes from inception through June 30, 2013 are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date

11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14

Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14
06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*

Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	58,850	1.27	74,740	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005	*
08/22/11	29,424	1.27	37,368	*
08/22/11	17,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*
11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*

Outstanding at 12/31/11	7,274,497	1.14	$8,301,757
01/31/12	117,700	1.27	149,479	*
01/31/12	70,620	0.85	60,027	*
02/02/12	76,505	1.27	97,161	*
02/02/12	45,903	0.85	39,018	*
02/10/12	58,850	1.27	74,740	*
02/10/12	35,310	0.85	30,014	*
04/10/12	41,666	0.85	35,416	*
04/10/12	69,443	1.27	88,193	*
05/11/12	35,310	0.85	30,014	*
05/11/12	58,850	1.27	74,740	*
06/04/12	35,310	0.85	30,014	*
06/04/12	58,850	1.27	74,740	*
06/19/12	35,310	0.85	30,014	*
06/19/12	58,850	1.27	74,740	*
07/24/12	44,138	1.27	56,055	*
07/24/12	58,850	1.27	74,740	*
07/24/12	30,896	0.85	26,262	*
07/30/12	235,400	1.27	298,958	*
07/30/12	141,240	0.85	120,054	*
08/28/12	258,352	1.27	328,107	*
08/28/12	155,011	0.85	131,759	*
10/18/12	158,895	1.27	201,797	*
10/18/12	95,337	0.85	81,036	*
11/26/12	58,850	1.27	74,740	*
11/27/12	35,310	0.85	30,014	*

Outstanding at 12/31/12	9,345,253	1.14	10,613,584
02/28/13	400,000	0.85	340,000	*
03/01/13	(1,625,192)	0.85	(1,381,413)
03/01/13	1,625,192	0.85	1,381,413	**
03/13/13	800,000	1.88	1,500,000	**
03/13/13	480,000	0.85	408,000	**
06/19/13	127,000	0.85	107,950	**
06/19/13	212,000	1.88	397,500	**
Outstanding at 6/30/13	11,364,253	1.18	13,367,034

*Fifth anniversary date of the next registration statement to be filed.
** Seventh anniversary date of the next registration statement to be filed.

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 7. On March 1, 2013, the Company voided and replaced a holders 1,625,192 warrants with an exercise prices of $0.85 and expire on the fifth anniversary. The replacement warrants hold a value equal to the warrants that were voided.

On February 20, 2013 the Company issued 400,000 warrants to its vendor for curcumin. The warrants have an exercise price of $0.85 per share and have a life of five years from the effective date of a registration statement.

During the six months ended June 30, 2013, the Company issued 607,000 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of June 30, 2013 the following options had been granted under the plan:

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

The Company has recorded amortization expense of $609,855 and $11,684 related to these options for the six months ended June 30, 2013 and 2012.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there is one material subsequent event to report.

On July 2, 2013, the Company entered into a material transfer agreement with The University of Texas Medical Branch (UTMB) for consideration.

On July 17, 2013, the Company filed an Amended and Restated Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the “Designation”).  The Designation provides for:  (A) the elimination of anti-dilution price protection for future issuance below the conversion price; (B) an increase in the trigger price at which the Company can convert the Series A Preferred Stock into Common Stock from 200% of the conversion price to 300%; (C) removal of the Company’s election to pay dividends in cash; and (D) an increase in the number of authorized shares of Series A Preferred Stock from 5,000 to 10,000, each with a stated value of $1,000 per share.

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, the Company had $1,367,267 and $31,922, respectively, of cash on hand.  The Company’s working capital deficit decreased from ($7,411,687) at December 31, 2012 to a deficit of ($347,342), as of June 30, 2013.  Excluding the non-cash liability associated with the Company’s derivatives, the working capital deficit decreased from $1,724,425 as of December 31, 2012 to $347,342 as of June 30, 2013.  The decrease in the working capital deficit was primarily the result of the Company’s sale of $2,000,000 of Series C Preferred Stock in March 2013 and a decrease of outstanding accounts payable.   SignPath had a deficit accumulated during the development stage of $9,894,229, as of June 30, 2013.

During the six months ended June 30, 2013 (“Fiscal 2013”), SignPath sold 2.530 Units (the “2013 Private Placement”) consisting of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a seven-year period following the effective date of a registration statement including the underlying securities.  The Company received gross proceeds of $2,125,849 and incurred stock offering costs of $404,151 related to such offering.

During the six month period ended June 30, 2012 (“Fiscal 2012”), the Company sold 1,448.5 Units of Series B Preferred Stock at $1,000 per share.  The Company received gross proceeds of $1,448,500 and incurred stock offering costs of $267,966 related to the Offerings.

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

Cash used in operating activities during Fiscal 2013 was $790,504 compared to cash provided of $737,035 during the comparable period in 2012 (“Fiscal 2012”).  This resulted from a net loss of $1,182,693 in Fiscal 2013 offset by an increase of options issued for services of $609,855 and a removal of the Company’s derivative liability of $5,691,185 in Fiscal 2013.  This compared to a loss of $338,255 during Fiscal 2012 offset by an increase in the fair value of the Company’s derivative liability of $245,087, an increase in accounts payable and accrued expenses of $261,571 and Common Stock and options issued for services of $23,368.

The Series C Preferred Stock is junior to the Series A Preferred Stock on liquidation and pari passu with Series B Preferred Stock.

The Company had net cash provided by financing activities of $2,125,849 in Fiscal 2013 as a result of the $2,530,000 of gross proceeds received in 2013 Private Placement described above, reduced by $404,151 of offering costs.  During Fiscal 2012, the Company had $1,180,534 of net cash provided by financing activities as a result of the $1,448,500 received from the 2012 Private Placement of Preferred Stock less the stock offering costs of $267,966.

As a result of the foregoing, the Company’s cash increased by $1,335,345 during Fiscal 2013 from $31,922 to $1,367,267.

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

Material Changes in Results of Operations

Six months ended June 30, 2013, as compared with six months ended June 30, 2012

The Company currently has no estimate on when they expect to receive revenues. Total operating expenses during the six months ended June 30, 2013 (the “2013 Period”) increased to $1,178,933, as compared with $504,019 during the six months ended June 30, 2012 (the “2012 Period”) primarily as a result of an increase in professional fees of $651,438 as a result of stock and option issuance, resources, as well as a $38,414 decrease in research and development expenses related to the continued manufacture and preclinical development of its lead curcumin. Salaries and wages increased by $62,628, primarily as a result of an employee agreement in 2012, where the employee was to receive half of their salaries in a set number of stock valued on issuance date. In the current quarter the employee no longer received stock, instead received all salary as cash compensation.

Significant Research and Development fees paid in the 2013 Period included $54,032 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin. Other research and development payments included $68,619 and $43,650 to Polymnun and Nucro Technology, respectively, for lab fees and other costs related to the Company’s research and development efforts as well as $42,176 in legal fees classified as Research and Development.

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

As a result of the foregoing, the Company had a net loss of $1,182,693 in the 2013 Period as compared to a net loss of $648,409 in the 2012 period. This translates to a loss per share of $0.09 in the 2013 Period compared to $0.05 in the 2012 Period.

Three months ended June 30, 2013, as compared with three months ended June 30, 2012

The Company currently has no estimate on when they expect to receive revenues. Total operating expenses during the three months ended June 30, 2013 (the “2013 Period”) decreased to $346,834, as compared with $375,732 during the three months ended June 30, 2012 (the “2012 Period”) primarily as a result of an increase in professional fees of $45,661 as a result of stock and option issuance, resources, as well as a $108,878 decrease in research and development expenses related to the continued manufacture and preclinical development of its lead curcumin. Salaries and wages increased by $31,319, primarily as a result of an employee agreement in 2012, where the employee was to receive half of their salaries in a set number of stock valued on issuance date. In the current quarter the employee no longer received stock, instead received all salary as cash compensation.

Significant Research and Development fees paid in the 2013 Period included $54,032 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin. Other research and development payments included $68,619 and $43,650 to Polymnun and Nucro Technology, respectively, for lab fees and other costs related to the Company’s research and development efforts as well as $42,176 in legal fees classified as Research and Development.

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

As a result of the foregoing, the Company had a net loss of $413,942 in the 2013 Period as compared to a net loss of $310,154 in the 2012 Period. This translates to a loss per share of $0.09 and $0.03 in the 2013 Periods compared to $0.02 in the 2012 Period.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$(3,926)
Total	$-	$-	$-	$(3,926)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$(5,687,262)	$(309,954)
Total	$-	$-	$(5,687,262)	$(309,954)

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

The following tables present the fair value of financial instruments as of June 30, 2013, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2012	$(5,687,262)
Purchases, sales, issuances and settlements (net)	5,687,262
Total level 3 assets and liabilities at June 30, 2013	$-

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

As of June 30, 2013, we had cash and cash equivalents of $1,367,267.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of June 30, 2013.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2013, this Registrant sold 530 units (the “Units”), of its securities at a price of $1,000 per unit or $530,000.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 400 shares of common stock at $1.875 per share ending seven years following the Effective Date of its registration statement.  The Company received gross proceeds of $530,000 and paid 10% sales commissions of $53,000 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to five accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon a subscription agreement executed by such investor.

The net proceeds of the offering were used for working capital, research and development and clinical trials in Europe towards filing an investigational new drug application to commence clinical trials in the United States.

Item 3. Europe Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)

3.5	Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock (3)

3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)

3.7	Certificate of Designation, Preferences and Right of Series C Convertible Preferred Stock (4)

3.8	By-Laws of the registrant (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class C Common Stock Purchase Warrant (4)

4.3	Form of Bridge Note (1)

4.4	Form of Series A Subscription Rights Agreement (1)

4.5	Form of Series A Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

4.7	Form of Series C Subscription Agreement (4)

4.8	Form of Registration Rights Agreement (4)

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

* Filed with this Report.

(1)           Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474, declared effective on August 10, 2009.

(2)           Incorporated by reference to the Company’s Form 8-K for October 20, 2011 filed on October 21, 2011.

(3)           Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for September 30, 2011 filed on November 21, 2011.

(4)           Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for March 31, 2013 filed on May 15, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2013	SIGNPATH PHARMA INC.
	By:	/s/ Lawrence Helson
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)