Form 10-Q
period 2013-09-30
SignPath Pharma, Inc.
filed 2013-11-14
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2013, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,877,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2013
Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the period from Inception on May 15, 2006 through September 30, 2013 (unaudited)	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from Inception on May 15, 2006 through September 30, 2013 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Evaluation of Disclosure Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors – Not Applicable	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	27

SIGNATURES	28

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
CURRENT ASSETS	(unaudited)

Cash	$1,342,792	$31,922

Total Current Assets	1,342,792	31,922

EQUIPMENT, net	-	144

TOTAL ASSETS	$1,342,792	$32,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$505,477	$894,475
Derivative liability	-	5,687,262

Total Current Liabilities	505,477	6,581,737

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.10 par value, 5,000,000 shares authorized 8,532 and 4,286 shares issued and outstanding, respectively	854	541
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,877,500 and 12,837,500 shares issued and outstanding, respectively	12,879	12,839
Accrued dividends	1,211,810	861,872
Additional paid-in capital	9,995,305	1,286,613
Deficit accumulated during the development stage	(10,383,533)	(8,711,536)

Total Stockholders' Equity (Deficit)	837,315	(7,411,543)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,342,792	$32,066

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	9,613	15,177	23,433	29,889	1,273,072
Professional fees	82,482	20,825	777,947	66,363	1,753,300
Financing expense	-	-	-	-	1,063,401
Research and development	312,671	173,108	618,739	517,590	4,074,670
Salaries and wages	84,847	52,486	248,426	153,437	1,248,348

Total Operating Expenses	489,613	261,596	1,668,545	767,279	9,412,791

OPERATING LOSS	(489,613)	(261,596)	(1,668,545)	(767,279)	(9,412,791)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	-	(18,385)	(3,926)	(32,923)	(998,403)
Gain on shares issued for services	-	-	-	-	9,625
Grant income	-	-	-	-	81,556
Interest income	308	-	473	-	474
Interest expense	-	-	-	-	(63,995)

Total Other Income (Expense)	308	(18,385)	(3,453)	(32,923)	(970,743)

NET LOSS BEFORE INCOME TAXES	(489,305)	(279,981)	(1,671,998)	(800,202)	(10,383,533)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(489,305)	$(279,981)	$(1,671,998)	$(800,202)	$(10,383,533)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.02)	$(0.13)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,858,599	12,835,462	12,848,108	12,831,834

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on May 15, 2006
	For the Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(1,671,998)	$(800,202)	$(10,383,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	34,000	6,375	1,306,875
Options issued for services	650,025	14,443	729,375
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	144	949	5,390
Change in derivative liability, net of bifurcation	3,926	32,923	998,403
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(389,002)	35,272	505,473

Net Cash Used in Operating Activities	(1,372,905)	(710,240)	(5,699,016)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	3,194,250	931,000	7,705,751
Stock offering costs paid	(510,476)	(186,325)	(1,558,428)
Common stock issued for cash	-	-	10,000
Proceeds from related party notes payable	30,000		30,000
Proceeds from notes payable	-	55,075	944,950
Repayment of related party notes payable	(30,000)	-	(30,000)
Repayment of notes payable	-	(35,000)	(55,075)

Net Cash Provided by Financing Activities	2,683,774	764,750	7,047,198

NET INCREASE IN CASH	1,310,869	54,510	1,342,792
CASH AT BEGINNING OF PERIOD	31,922	20,424	-

CASH AT END OF PERIOD	$1,342,792	$74,934	$1,342,792

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$-	$917,263	$4,692,786
Settlement of derivative liability	$5,691,185	$-	$5,691,185
Preferred dividend accrual	$349,939	$510,574	$1,211,811

The accompanying notes are an integral part of these financial statements.

SignPath Pharma Inc.
(A Developmental Stage Company)
Period Ended September 30, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2013, the Company recognized sales revenue of $-0- and incurred a net loss of $1,671,998. As of September 30, 2013, the Company had an accumulated deficit of $10,383,533. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

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

The following tables present the fair value of financial instruments as of September 30, 2013, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2012	$(5,687,262)
Purchases, sales, issuances and settlements (net)	5,687,262
Total level 3 assets and liabilities at September 30, 2013	$-

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of September 30, 2013 and December 31, 2012, respectively. Depreciation expense was $144 and $1,264 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

	September 30,	December 31,
	2013	2012
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(5,390)	(5,246)
Net Book Value	$-	$144

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

NOTE 6 – NOTE PAYABLE

In January 2012, the Company received cash pursuant to a short-term promissory note with a related party. The note was repaid in full in February 2012. The note did not bear interest.

On September 27, 2012, the Company received $55,075 in cash pursuant to a short-term promissory note with a related party. The note did not bear interest and was due on demand. In December 2012, the balance on the note was repaid in full.

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

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. On May 7, 2013, the Company effectively removed the derivative provision from the warrants and convertible debt and marked to market the derivative liability as of that date. The derivative liability was then relieved to additional paid in capital. The change in fair value during the nine months ended September 30, 2013 and 2012 of ($3,926) and ($32,923), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

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

The Company determined the fair value of the preferred stock to be $3,496,569 and $3,182,380 and the fair value of the warrants to be $2,127,345 and $2,504,879 at September 30, 2013 and December 31, 2012, respectively.

The following shows the changes in the level three liability measured on a recurring basis from December 31, 2012 through September 30, 2013:

Balance, December 31, 2012	$5,687,262
Derivative liability for warrants issued during the period	314,189
Derivative loss	(310,266)
Derivative liability for warrants removed during the period	(5,691,185)
Balance, September 30, 2013	$-

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, and as last amended on July 17, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock. The shares of Preferred Stock are fully paid and non-assessable. As of September 30, 2013, the Company has issued 8,532 shares of Series A Preferred Stock.

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

Dividends

The holders of the Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Preferred Stock. Such dividends are payable in shares of common stock, semiannually on the last business day of February and August of each year (each a “Dividend Payment Date”), commencing in February 2009 with respect to the period from issuance through such date. The holders of the Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

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

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock. The shares of Series B Preferred Stock are fully paid and non-assessable. As of September 30, 2013, the Company had issued 2,146 shares of Series B Preferred Stock.

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

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (“Series C Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on March 12, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock. The shares of Series C Preferred Stock are fully paid and non-assessable. As of September 30, 2013, the Company had issued 3,130 shares of Series C Preferred Stock.

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

During the nine months ended September, 2013, the Company issued 3,130 shares of its par value $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

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

NOTE 9 – COMMON STOCK

During the nine months ended September 30, 2013, the Company issued 40,000 shares of common stock, for services performed at $0.85 per share. The Chairman of the Audit Committee also received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee.  The 40,000 issued in the quarter ended March 31, 2013 were not issued until the current quarter and were booked initially as a stock payable in the amount of $34,000 valued at the stock price on February 20, 2013 of $0.85. As of September 30, 2013, stock payable was $-0-. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

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

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of September 30, 2013, and changes from inception through September 30, 2013 are presented below:

Date of	Warrant	Exercise	Value if	Expiration
Issuance	Shares	Price	Exercised	Date
11/25/08	1,259,639	1.27	$1,599,742	08/10/14
11/25/08	530,314	0.85	450,767	08/10/14
11/26/08	449,220	1.27	570,509	08/10/14
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963	08/10/14
03/05/09	104,165	0.85	88,540	08/10/14
04/01/09	17,655	1.27	22,422	08/10/14
04/01/09	5,296	0.85	4,502	08/10/14

06/17/09	235,400	1.27	298,958	08/10/14
06/17/09	70,620	0.85	60,027	08/10/14
07/23/09	58,850	1.27	74,740	08/10/14
07/23/09	35,310	0.85	30,014	08/10/14
08/20/09	58,850	1.27	74,740	10/14/15
09/09/09	235,400	1.27	298,958	10/14/15
09/09/09	70,620	0.85	60,027	10/14/15
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370	10/14/15
02/11/10	17,655	0.85	15,007	10/14/15
05/21/10	29,425	1.27	37,370	10/14/15
05/21/10	17,655	0.85	15,007	10/14/15
08/10/10	88,275	1.27	112,109	10/14/15
08/10/10	52,965	0.85	45,020	10/14/15
09/15/10	264,825	1.27	336,328	10/14/15
09/15/10	52,965	0.85	45,020	10/14/15
09/24/10	105,930	0.85	90,041	10/14/15
10/27/10	147,125	1.27	186,849	*
10/27/10	73,563	0.85	62,529	*
11/19/10	117,700	1.27	149,479	*
11/24/10	70,620	0.85	60,027	*
Outstanding at 12/31/2010	4,546,682	1.16	$5,267,063
01/26/11	117,700	1.27	149,479	*
01/26/11	60,027	1.27	76,234	*
01/26/11	106,636	0.85	90,641	*
03/15/11	58,850	1.27	74,740	*
03/15/11	35,310	0.85	30,014	*
04/06/11	70,620	0.85	60,027	*
04/06/11	117,700	1.27	149,479	*
06/08/11	51,200	0.85	43,520	*
06/08/11	85,333	1.27	108,373	*
06/20/11	17,655	0.85	15,007	*
06/20/11	29,425	1.27	37,370	*
07/26/11	23,540	1.27	29,896	*
07/26/11	14,124	0.85	12,005	*
08/22/11	29,424	1.27	37,368	*
08/22/11	17,655	0.85	15,007	*
08/30/11	105,930	0.85	90,041	*
09/02/11	176,550	1.27	224,219	*
09/09/11	58,850	1.27	74,740	*
09/09/11	35,310	0.85	30,014	*
09/22/11	441,375	1.27	560,546	*
09/22/11	264,825	0.85	225,101	*
11/02/11	141,240	0.85	120,054	*
11/02/11	235,400	1.27	298,958	*
11/23/11	35,310	0.85	30,014	*
11/23/11	58,850	1.27	74,740	*
12/27/11	127,116	0.85	108,049	*
12/27/11	211,860	1.27	269,062	*
Outstanding at 12/31/11	7,274,497	1.14	$8,301,757
01/31/12	117,700	1.27	149,479	*
01/31/12	70,620	0.85	60,027	*

02/02/12	76,505	1.27	97,161	*
02/02/12	45,903	0.85	39,018	*
02/10/12	58,850	1.27	74,740	*
02/10/12	35,310	0.85	30,014	*
04/10/12	41,666	0.85	35,416	*
04/10/12	69,443	1.27	88,193	*
05/11/12	35,310	0.85	30,014	*
05/11/12	58,850	1.27	74,740	*
06/04/12	35,310	0.85	30,014	*
06/04/12	58,850	1.27	74,740	*
06/19/12	35,310	0.85	30,014	*
06/19/12	58,850	1.27	74,740	*
07/24/12	44,138	1.27	56,055	*
07/24/12	58,850	1.27	74,740	*
07/24/12	30,896	0.85	26,262	*
07/30/12	235,400	1.27	298,958	*
07/30/12	141,240	0.85	120,054	*
08/28/12	258,352	1.27	328,107	*
08/28/12	155,011	0.85	131,759	*
10/18/12	158,895	1.27	201,797	*
10/18/12	95,337	0.85	81,036	*
11/26/12	58,850	1.27	74,740	*
11/27/12	35,310	0.85	30,014	*
Outstanding at 12/31/12	9,345,253	1.14	10,613,584
02/28/13	400,000	0.85	340,000	*
03/01/13	(1,625,192)	0.85	(1,381,413)
03/01/13	1,625,192	0.85	1,381,413	*
03/13/13	800,000	1.88	1,500,000	**
03/13/13	480,000	0.85	408,000	**
06/19/13	127,200	0.85	108,120	**
06/19/13	212,000	1.88	397,500	**
07/24/13	60,000	1.88	112,500	**
07/24/13	100,000	1.88	187,500	**
07/24/13	96,000	1.25	120,000	**
08/29/13	80,000	1.88	150,000	**
08/29/13	48,000	1.25	60,000	**
Outstanding at 9/30/13	11,364,453	1.18	13,367,204

*Fifth anniversary date of the next registration statement to be filed.
** Seventh anniversary date of the next registration statement to be filed.
The warrants were issued in connection with the Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 7. On March 1, 2013, the Company voided and replaced a holders 1,625,192 warrants with an exercise prices of $0.85 and expire on the fifth anniversary of the next registration statement to be filed. The replacement warrants hold a value equal to the warrants that were voided.

On February 20, 2013 the Company issued 400,000 warrants to its vendor for curcumin. The warrants have an exercise price of $0.85 per share and have a life of five years from the effective date of a registration statement.

During the nine months ended September 30, 2013, the Company issued 751,200 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

NOTE 11 – STOCK OPTIONS

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 500,000 shares of our common stock, which may be authorized and unissued shares or treasury shares. On February 13, 2013, the board of Directors authorized an amendment to the 2009 Plan to increase the number of authorized options and shares to 1,000,000 plus on a yearly basis by 10% of the amount of shares issued during the prior year, which was subsequently approved by the shareholders. Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of September 30, 2013 the following options had been granted under the plan:

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

The Company has recorded expense of $650,025 and $14,443 related to these options for the nine months ended September 30, 2013 and 2012.

NOTE 12 – RELATED PARTY TRANSACTIONS

On January 31, 2013, the Company signed a demand promissory note with a related party.  The principal sum of the note was $25,000, bearing no interest.

On March 4, 2013, the Company signed a demand promissory note with a related party. The principal sum of the note was $5,000, bearing no interest.

On March 1, 2013, the Company paid the principal sum of $30,000 on demand promissory notes.

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

Material Changes in Financial Conditions

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, the Company had $1,342,792 and $31,922, respectively, of cash on hand.  The Company’s working capital deficit decreased from ($6,549,815) at December 31, 2012 to positive working capital of $837,315, as of September 30, 2013.  Excluding the non-cash liability associated with the Company’s derivatives, the working capital deficit decreased from $862,553 as of December 31, 2012 to $837,315 as of September 30, 2013.  The increase in the working capital was primarily the result of the Company’s sale of $3,130,000 of Series C Preferred Stock during the nine months ended September 30, 2013 and a decrease of outstanding accounts payable.   SignPath had a deficit accumulated during the development stage of $10,383,533, as of September 30, 2013.

During the nine months ended September 30, 2013 (“Fiscal 2013”), SignPath sold 3,130 Units (the “2013 Private Placement”) consisting of its securities at a price of $1,000 per Unit.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a seven-year period following the effective date of a registration statement including the underlying securities (the “Effective Date”).  The Company received gross proceeds of $3,130,000 and incurred stock offering costs of $510,476 related to such offering.

During the nine month period ended September 30, 2012 (“Fiscal 2012”), the Company sold 931 Units of Series B Preferred Stock at $1,000 per share.  The Company received gross proceeds of $931,000 and incurred stock offering costs of $186,325 related to the Offerings.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs and professional fees averages about $65,000 per month.  Thus, it is expected that the Company currently has sufficient cash on hand to operate through the next 12 months.  Management believes it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general market conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during Fiscal 2013 was $1,372,905 compared to cash used in of $710,240 during Fiscal 2012.  This resulted from a net loss of $1,671,998 in Fiscal 2013 offset by an increase of options issued for services of $650,025 and removal of the Company’s derivative liability of $5,691,185 in Fiscal 2013.  This compared to a loss of $800,202 during Fiscal 2012 offset by an increase in the fair value of the Company’s derivative liability of $32,923, an increase in accounts payable and accrued expenses of $35,272 and Common Stock and options issued for services of $20,818.

The Series C Preferred Stock is junior to the Series A Preferred Stock on liquidation and pari passu with Series B Preferred Stock.

The Company had net cash provided by financing activities of $2,683,774 in Fiscal 2013 as a result of the $3,130,000 of gross proceeds received in 2013 Private Placement described above, reduced by $510,476 of offering costs.  During Fiscal 2012, the Company had $764,750 of net cash provided by financing activities as a result of the $931,000 received from the 2012 Private Placement of Preferred Stock less the stock offering costs of $186,325.

As a result of the foregoing, the Company’s cash increased by $1,310,869 during Fiscal 2013 from $31,922 to $1,342,792.

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

Material Changes in Results of Operations

Nine months ended September 30, 2013, as compared with nine months ended September 30, 2012

The Company currently has no estimate on when they expect to receive revenues. Total operating expenses during the nine months ended September 30, 2013 (the “2013 Period”) increased to $1,668,545, as compared with $767,279 during the nine months ended September 30, 2012 (the “2012 Period”) primarily as a result of an increase in professional fees of $711,584 as a result of stock and option issuance, resources, as well as a $101,149 increase in research and development expenses related to the continued manufacture and preclinical development of its lead curcumin. Salaries and wages increased by $94,989, primarily as a result of an employee agreement in 2012, where the employee was to receive half of their salaries in a set number of stock valued on issuance date. In the current quarter the employee no longer received stock, instead received all salary as cash compensation.

Significant Research and Development fees paid in the 2013 Period included $54,032 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin. Other research and development payments included $244,788 and $43,650 to Polymnun and Nucro Technology, respectively, for lab fees and other costs related to the Company’s research and development efforts as well as $94,542 in legal fees classified as Research and Development.

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

As a result of the foregoing, the Company had a net loss of $1,671,998 in the 2013 Period as compared to a net loss of $800,202 in the 2012 period. This translates to a loss per share of $0.13 in the 2013 Period compared to $0.06 in the 2012 Period.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

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

The following tables present the fair value of financial instruments as of September 30, 2013, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2012	$(5,687,262)
Purchases, sales, issuances and settlements (net)	5,687,262
Total level 3 assets and liabilities at September 30, 2013	$-

Plan of Operations

The Company's current focus is on the manufacture, preclinical and clinical development of its lead curcumin formulation (intravenous liposomal curcumin, with a view toward filing two IND applications with the FDA).  Two of the Company’s product candidates (intravenous nanocurcumin and a slow release LIPOSOMAL-PLGA formulation) are still in the preclinical development phase.

            The Company believes that a novel pharmaceutical preparation with enhanced systemic availability of the active compound could have greater clinical efficacy than the oral versions.  In the laboratory, administration studies by other researchers to date suggest that curcumin has high potency.  The Company believes that an alternate route for administering this compound, such as the Company’s parenteral (taken into the body other than through the digestive canal) formulation, could be significantly more effective than oral administration at lower dosages.  SignPath intends to develop a parenteral liposomal formulation, and a nanoparticle formulation, nanocurcumin, to overcome the limitations of oral administration.

 SignPath believes that the development and comparison of liposomal curcumin, nanocurcumin and Liposomal-PLGA formulation could expose potential differences in biological effects and distribution to different tissues. The Company intends to manufacture good manufacturing practice (GMP) grade of liposomal curcumin, nanocurcumin and Liposomal-PLGA formulation. These formulations will require outsourcing production to one or more commercial facilities. Our initial goals are to obtain sufficient material for in vitro and animal analyses and to develop these formulations in order to submit INDs to the FDA. Determination of safety, dosage, and efficacy of these formulations in a quantifiable manner will permit us to pursue clinical registration trials for a variety of malignant diseases. The dosage in non-cancer indications has already been established.  Following submission of the INDs, the Company plans to initially run Phase Ib studies with both of the parenteral formulations in patients with treatment refractory malignant disease, and Phase 2 in Parkinson’s disease. Subsequently, if the Phase Ib trials are successful in malignant disease, the Company plans to seek FDA authorization to run Phase II trials in selected malignancies such as non-small cell lung cancer.

            Liposomal curcumin: The Company has agreements with contract manufacturers for the manufacture, chemistry, and controls for supplies of the drugs to be tested. Liposomal curcumin is manufactured by our contract manufacturer, Polymun, Inc. Initial quantities of GMP grade liposomal curcumin to conduct preclinical studies to corroborate previously published data from other researchers were obtained from Sigma Aldrich Fine Chemicals ("SAFC") initially and subsequently from Sabinsa. Final production of liposmal curcumin GMP was completed at Polymun in Vienna, Austria during 2009. Using Lipocurc, anti-cancer activity without toxicity in human colon and pancreatic cancer xenograft models were published.  Following the determination of safety and the optimum dosage and schedule in the most sensitive of the three species, we will be able to estimate starting dosages for Phase Ia trials in humans. We plan to outsource corroborative studies of liposomal absorption, distribution, metabolism, and excretion (ADME), and pharmacokinetics in rats and dogs with the aim of estimating optimum dosage schedules, as well as dosage and safety in mice, rats and dogs to satisfy IND regulations to GLP laboratories in M.D. Anderson Cancer Center in Houston, Texas and at Nucrotechnics in Ontario, Canada.

Nanocurcumin: The Company intends to obtain commercial volumes of purified curcumin from third party manufacturer, Sabinsa, and nanocurcumin product from Regis Pharmaceutical in quantities suitable to satisfy preclinical and clinical demands. The Company believes that the manufacture of liposomal curcumin and nanocurcumin can also be scaled up as necessary since these additional substances are readily available from commercial sources utilizing established production technologies. We plan to outsource nanocurcumin pre-clinical development to Nucrotechnics Inc.  We have completed and published non-clinical and preclinical analyses of nanocurcumin at the NCI Nanocharacterization Laboratory. The nanocurcumin program will be managed by Clinipace Regulatory and CRO R. Schiff and CO, through the filing of the Company’s IND.  We intend to develop subcutaneous injection of nanocure in rats and dog models for preventive therapy in rats.  Nanocure, a parenteral formulation of nanocurcumin in human pancreatic cancer xenografts in nude mice has demonstrated anti-cancer effects.  This formulation has activity against breast cancer-DCIS and passes the blood brain barrier.  We intend to conduct an European Phase 2 dose finding study in Parkinson’s Disease collaboration with Polymun, and the University of Vienna, Austria.  Upon completion, we will initiate studies of nanocurcumin, PLGA-nanocurcumin and lipsomal curcumin against L-DOPA induced dyskinesias.  We will measure inhibiting effects of curcumin on disease progression in Parkinson’s Disease patients at the Jefferson University Parkinson’s Disease center Philadelphia.  Contracts with these institutions have been initiated.

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

As of September 30, 2013, we had cash and cash equivalents of $1,342,792.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult. In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2013, this Registrant sold 400 units (the “Units”), of its securities at a price of $1,000 per unit or $200,000. Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 400 shares of common stock at $1.875 per share ending seven years following the Effective Date of its registration statement. The Company received gross proceeds of $400,000 and paid 10% sales commissions of $40,000 to Meyers Associates, L.P. the Company’s placement agent.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)

3.5	Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock (3)

3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)

3.7	Certificate of Designation, Preferences and Right of Series C Convertible Preferred Stock (4)

* 3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock

3.9	By-Laws of the registrant (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class C Common Stock Purchase Warrant (4)

4.3	Form of Bridge Note (1)

4.4	Form of Series A Subscription Rights Agreement (1)

4.5	Form of Series A Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

4.7	Form of Series C Subscription Agreement (4)

4.8	Form of Registration Rights Agreement (4)

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Dated: November 14, 2013	SIGNPATH PHARMA INC.
	By:	/s/Lawrence Helson, M.D
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)