Form 10-K
period 2013-12-31
SignPath Pharma, Inc.
filed 2014-03-31
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (215) 538-9996

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑ Yes  ☐  No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐         Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of March 28, 2014, 12,877,500  shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

On June 28, 2013, the aggregate market value of voting stock (based upon the closing price of the Registrant’s common stock on that date) held by non-affiliates of the Registrant was $0, as there is no public market for the Company’s Common Stock.

Documents Incorporated By Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of SignPath Pharma Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include:  (i) the general economic conditions and changes in the external competitive market factors which might impact the Company’s results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company’s management to devote sufficient time and energy to the Company’s business; and (v) the failure of the Company to successfully complete clinical trials described herein on the terms currently contemplated.  In light of these risks and uncertainties, many of which are described in greater detail under “Risk Factors” below and other reports filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this report will in fact transpire.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.  We do not undertake any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or changes in our expectations.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

SignPath Pharma Inc. (“us”, “we”, “SignPath” or the “Company”) is a development stage biotechnology company founded in May 2006 to develop synthesized proprietary formulations of curcumin, a naturally occurring compound found in the root of the Curcuma longa Linn (turmeric) plant, for applications in human diseases.  The Company is a publicly held non-traded Delaware corporation.

Curcumin has an extensive history as an oral medicinal product with safe human use, but its potential therapeutic benefits have been limited by its low absorption (the amount of active drug reaching lesioned tissue) when taken orally, as well as its inactivation in the liver (due to hepatic glucuronidation or sulfation) and “hydro-phobic” nature whereby it is not soluble in water or blood. SignPath has developed and submitted Investigative New Drug (“IND”), and Investigated Medical Product Dossier (“IMPD”) applications and clinical trials for parenterally (taken into the body in a manner other than the digestive tract) administered curcumin, allowing curcumin to be administered intravenously and delivered to diseased sites with minimal inactivation. We believe that the liposomes, liposomal curcumin, and liposomal-PLGA-curcumin formulations we have licensed based on management’s experience and the opinions of our consultants may be useful in the treatment of cancer, diabetes and neurologic disorders.  The Company is developing two different intravenous/subcutaneous nano-particle sized formulations and a specific liposome application.  Proof of efficacy of these compounds against human tumor xenografts in mice and prevention of cardiac arrhythmias was patent submitted and published. During IND mandated  pre-clinical toxicity trials in dogs with liposomal curcumin, a dose-dependent hemolysis was observed, allowing us to identify a safe dose level, hence, allowing specific dose/schedules of administration for clinical trials in dogs and humans.

SignPath has licensed three proprietary intravenous formulations containing curcumin as the active therapeutic agent. The first is a liposomal version licensed from University of Texas MD Anderson Cancer Center (“UTMDACC”); the second is a nanosized version licensed from the Johns Hopkins University (“JHU”); and the third is an extended release Liposomal-PLGA formulation (curcumin-ER) licensed from the University of North Texas Health Science Center.  The Company’s near term (next 12 months) goals are to complete preclinical development of curcumin-ER, to file an IND and to begin Phase I trials for safety and dosage studies in patients with cancer.  The complete dossier for liposomal curcumin, our first formulation was submitted to the European Medicines Agency (the “EMA”) on June 8, 2011 for Phase Ia clinical trials and was completed in October 2012.  The Company believes its licensed synthetic chemical formulations of curcumin will replace the naturally occurring extract mixture of curcuminoids, and its discovery of the anti-arrythmia effects of its liposomes will render them potentially patentable; patents for liposomal curcumin and nanocurcumin have already been issued. The Company plans to develop these new products which potentially will give SignPath proprietary curcumin preparations with applications in the treatment for a broad spectrum of neoplastic, neurologic, and metabolic indications.

The Company has assembled leaders experienced in pharmacologic development of natural products to advise it on the development of its curcumin formulations. This Scientific Advisory Board is comprised of individuals with specific experience with natural products, formulation development, neoplastic, metabolic and neurologic disorders. Expertise in analytical chemistry will come from commercially based product chemists. Drug development will be overseen by Lawrence Helson MD, Chief Executive Officer, an oncologist with 25 years of pharmaceutical development experience; Anirban Maitra, PhD, MPPH, of JHU, who has expertise in nanotechnology, development of nano, and liposomal curcumin testing for antitumor effects; Judith A. Smith, PhD, director of the UTMDACC preclinical development group for the liposomal formulation and Jamboor Vishwanatha of University of North Texas Health Science Center who has experience with extended release formulations.

The Company’s Scientific Advisory Board members all bring relevant experience to the Company. Professor Tauseef Ahmad, MD is an experienced principal investigator for lymphoma, myeloma and solid tumor studies. Dr. Peter P. Sordillo, who joined our Scientific Advisory Board in 2013, is on the Staff of Medical Oncology and Hematology at Lenox Hill Hospital, New York as an experienced Oncologist.  See “Management” below for more information about our management team and Scientific Advisory Board members.

Clinical application strategies will be based upon the advice of the individuals serving on the Scientific Advisory Board, all of whom have academic and practical experience in biopharmaceutical development. As described below, we expect that our Phase I and II clinical trials will be run by contract clinical research organizations in Europe and the United states.

During the fiscal years ended December 31, 2013 and 2012, the Company expended $841,502 and $939,296, respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

Company Strategies and Status

Business Concept

SignPath is a clinical phase biotech company. We in-license formulated curcumin (API) compounds based upon intellectual property, manufacturing capability, acceptable toxicity, parenteral administration feasibility, unmet clinical needs, and extensive data documenting efficacy of curcumin in disease indications. Our modus operandi is to demonstrate safety and efficacy of the formulated compounds in Phase 1 and 2 clinical trials in order to facilitate Phase 3 clinical trials and registration approvals.  Following Phase 2 trials, we plan to partner, joint venture and/or independently complete Phase 3 clinical trials, and upon approval commercialize the products. The possibilities of selling or licensing territory for our liposome indication, or  curcumin products, to other Pharma prior to completion of clinical Phase 3 of any of the products is not excluded.

Goals and Objectives

Following in-licensing of these formulations of curcumin we expect to develop a robust IP profile, and complete requirements for an IND in the United States. Upon IND approval we plan to complete a phase 2a trial of advanced Parkinson’s disease in the US.  We have an approved IMPD in Europe. Our immediate goals are to complete phase 1b clinical trials with liposomal curcumin by December 2014 for omnibus cancer indications in Austria.  We have completed pre-clinical studies of liposomal mitigation of QTc prolongation by several currently marketed drugs, including nilotinib and crizotinib. Liposomal mitigation of QTc prolongation and sensitization in  alloxinized rabbit diabetic models is under study. This cardian arrhythmia risk is observed in 25-31% of humans with diabetes.

Target Market

The anticipated markets for therapeutic curcumin are diseases for which current therapeutic alternatives are not satisfactory or unavailable.  There are several malignant diseases which are classified as orphan indications, defined by the U.S. Food and Drug Administration (the "FDA") as conditions with less than 200,000 patients in the United States.  Some of these conditions exhibit dependency upon NF-kB (NF-kappaB, a family of intracellular proteins), a signaling pathway component inhibited by curcumin.(1)  Two such indications are lung and pancreatic cancers.  The Company currently plans to pursue the development and testing of therapies with parenterally-administered curcumin to address non-small cell lung and other cancers, in which current treatment is only marginally effective or could be greatly improved. Three additional indications are Parkinson’s disease, Type 2 diabetes, and drug-induced cardiac arrhythmias.

Preclinical animal studies conducted by other scientists of curcumin-based treatments in cancer(2) therapy suggest it may have an application as a parenteral drug for both prophylaxis and therapy.  While these preclinical data show potentially beneficial activity and exhibit multiple mechanisms of action,(2) the parenteral route has not yet been tried in controlled human clinical trials. Current trials with oral curcumin by academic research groups at various stages of pre-clinical and clinical development have limited efficacy.  The Company’s goals differ in that it intends to establish the safety and efficacy of parenteral curcumin in patients.

In the United States an estimated 221,130 cases of lung cancer were diagnosed in 2011 with an estimated 156,940 deaths, accounting for approximately 27% of all cancer deaths. Despite incremental advances in treatment over many years, the 5-year survival rate for all stages combined remains unacceptably low at 16%. Lung cancer researchers have reported an increased expression and number of curcumin-sensitive signaling pathways, which the Company believes may make it susceptible to therapy with liposomal curcumin. This is further supported by pre-clinical studies conducted by SignPath scientists with our synthesized curcumin and other scientists with curcumin extracts. Our planned clinical trial of liposomal curcumin as second line therapy will focus on patients who have failed standard treatment, or as a controlled first line therapy in combination with standard drugs.

Pancreatic cancer, an unmet clinical need, is the fifth leading cause of cancer deaths, accounting for an estimated 45,600 deaths annually in the United States. This cancer is largely resistant to the current approved drug, gemcitabine, and results in an objective tumor response in less than 10% of patients resulting in a minor impact on survival. Most patients with this diagnosis could be candidates for trials in combination with gemcitabine, or trials of curcumin alone as second line therapy.

_________
1Ahn KS, AggarwalBB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. AcadSci 1056:218-233.
2Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin.Pre-clinical and clinical studies.nticancer Research 23:363-398.

Other potential susceptible tumor types are primary tumors. The incidence of glioblastoma multiforme and other malignant gliomas is 17,000 patients per year, or 59 per million of the population, according to the literature.(3) Although this represents just 2% of cancer deaths in the United States, survival rates and duration are low and cost of treatment is high. Following standard therapy, the median survival of glioblastoma patients is 9 to 11 months with less than 5% of patients alive after 5 years. In addition, metastases to the brain from other sites affect an estimated 75,000 patients per year who have poor survival rates, making primary and metastatic brain tumors a clear unmet need.

The Company believes that its parenteral formulations of curcumin can be compared or combined with standard of care when used in combination with front line standard chemotherapy in a number of other diseases. Given the aging of the population and annual incremental growth in the number of prospective patients in chronic disease categories such as Parkinson’s disease, the Company believes a minimally toxic agent like curcumin could gain wide acceptance and usage. In screening for an additional clinical indication in a review of the literature, we identified a compelling array of documented beneficial effects of curcumin and erythropoietin on Type 2 diabetes and insulin resistance. To date we noted 34 islet cell molecular, and tissue targets beneficially responding to curcumin and/or erythropoietin, eight possible drug actions either not impacting or potentially exacerbating the diabetic state, and five molecular targets with unreported interaction with curcumin.

Unlike insulin replacement treatment of diabetic disorders, our working hypothesis addresses diabetes as a disease characterized by heterogeneous intricacies. SignPath is investigating curcumin and cEPO-Fc in combination assuming the combination can navigate the transcription factor expression levels in appropriate sequences and within an appropriate timeline required for β-cell differentiation, insulin secretion, and the molecular regulation of β-cell mass maintenance, and expansion, i.e. differentiating β-cells from precursor populations in vivo and returning islets to a normal insulin-responsive homeostatic state. An additional related extra-islet goal is to mitigate pathologic causes of insulin resistance.

SWOT Analysis

Strength:
Currently, six liposomal chemotherapeutics have received clinical approval and others are in clinical trials or undergoing preclinical evaluation. Liposomes exhibit low toxicity and improve the biopharmaceutical features and therapeutic index of drugs, thereby increasing efficacy and reducing side effects. Liposomal incorporation offers advantages for the delivery of chemotherapeutics which are metabolically unstable or poorly water-soluble. SignPath is a unique company developing parenteral curcumin administration methods because the oral route of administration of this compound lacks sufficient bioavailability for systemic disease therapy. The phase 1b liposomal curcumin formulation was initiated a cancer patient in Salzburg in October 2013.  Based upon initial observations we altered the infusion delivery method and shortened the infusion duration from 24 to 8 hours, the same procedure we plan to use in clinical trials in the United States. SignPath has a strong relationship with curcumin manufacture, analytics, regulatory and CRO groups in Canada, Europe, and in the United States.

There are 34 publications regarding our products, 9 patents pending (and two issued). The formulations may be applicable for diseases affecting large numbers of people. GMP synthesis renders the curcumin API 99.2% pure.

Weakness:
Contraindicated in patients with a pre-existing bleeding diathesis. When solubilized in alkaline media, and at high ambient light conditions it is instable. Intravenous administration can be safely done using gravity drip rather than electronic impellent pumps which cause the product to precipitate in the infusion line.

Opportunity:
Curcumin can be applicable to unmet clinical indications including cancer, neurologic and diabetic disorders. It can also be used in auto-immune, inflammatory diseases, mycoses, and parasitic diseases alone or in combination with other treatment modalities such as cytotoxics, and ionizing radiation.

Threat:	None from established pharmaceutical companies worldwide.

Marketing Strategies

Curcumin has potential utility in over 5,000,000 patients in multiple clinical disorders assuming penetration in all potential markets. Our initial plan is to determine its efficacy in lung cancer, Type 2 diabetes and Parkinson’s disease (over 1,200,000 patients). Used alone or in combination with other drugs or radiation treatments, we anticipate 10-50% of market share depending upon the indications chosen and responses in phase II and phase III clinical trials.

_________
3 Burris H.A. et al. 1997 Improvements in survival and clinical benefit with gemcitabine as first line therapy for patients with advanced pancreatic cancer: a randomized trial. J Clinical Oncology 15:2403-2413.

Curcumin is not a branded name because of extensive use as a spice for over 3,000 years. As data is developed we anticipate presenting this information at large international and disease specialty meetings, e.g., ASCO, and EMSO. Pricing and sales are too early to identify at this stage of development.

Potential Products

As a drug development pharma, we have three lead candidates: liposomal curcumin (Lipocurc), Liposomal-PLGA-Curcumin (Curcumin-ER), and Liposomes alone. The liposomal curcumin development is the most advanced with a completed Phase 1a in 45 normal subjects. Phase 1b trials in cancer patients were initiated in Europe in October 2013. Manufacturing of the active pharmaceutical ingredient is by Sami Labs, Bangalore, India and the final liposomal product is made by Polymun GmbH, Klosterneuburg, Austria. All required blood analyses, and pharmacokinetics of Phase 1a, 1b and Phase 2 studies have been, or are to be outsourced to Dalton Inc. and  Nucro Technics in Ontario, Canada. Clinical 1a studies in 45 normal subjects have been completed under the supervision of Dr. M.Wolzt at the University of Vienna hospital Phase1 clinic and reported at the April 2013 AACR convention in Washington, D.C. There are no known risks regarding competition since SignPath is the only company developing parenteral synthesized 99.2% pure curcumin formulations.

A liposomal curcumin for cancer patent was issued on June 29, 2011; a nanocurcumin patent was issued on November 20, 2012 and an additional nine curcumin-related patents have been submitted to the US Patent and Trademark Office.

Liposomal curcumin is planned to be used as a cancer therapeutic alone or in combination with other anti-cancer agents, as an anti-Parkinson’s disease, and an anti-diabetic, therapeutic. The liposome is planned to be used to mitigate current drug induced QTc prolonging toxicity. The nanosized formulation of curcumin composed of a lipid coating that encases the curcumin molecule increases solubility in blood, and distribution in the lungs, allowing more drug to reach pulmonary tumor sites.  In a proof of principle study, positive pre-clinical studies of subcutaneous curcumin in  human lung tumor xenotransplants, have been completed at the University of North Texas Health Sciences Center.

Product Risks

To date, at estimated therapeutic dosages of liposomal curcumin, no life threatening adverse events have been observed in 45 normal healthy subjects in a Phase 1a ascending dose trial. Intravenous curcumin causes dose dependent red blood cell membrane alterations, dose-dependent hemolysis, and increased bleeding diathesis.

Nanocurcumin

Nanocurc™, a polymeric parenteral formulation of curcumin has been found in human pancreatic cancer xenografts in nude mice to have anti-cancer effects which are synergistic when co-administered with Gemcitabine. This formulation also has activity against breast cancer and passes the blood brain barrier. This formulation is relegated to serve as a fail-safe drug.

Liposomal PLGA Curcumin (curcumin-ER)

This is an extended release formulation, (designed to prevent curcumin-induced QTc prolongation and possible cardiac adverse events by the incorporation of liposomes). It has activity with human lung cancer (A453) xenotransplants in nude mice.

Research

The Company currently outsources all of its preclinical research.  This research is performed at a number of universities including with experienced investigators at Johns Hopkins University, MD Anderson Cancer Center, Univ., North Texas Health Science Center, U. Vienna, Austria, A.I. Dupont Hospital, DE Bostyr Univ. CA, N.Y. Medical College, N.Y. State Medical school at Buffalo.  In addition, research is also performed at a number of private corporations with which the Company has relationships, including Dalton Inc. for stability testing and drug storage; Nucro Technics for analysis of human tissue samples, and animal toxicological studies; IPS -Therapeutics for hERG assays; Sabinsa Inc./Sami Labs. for curcumin manufacture and Sorosa product; Polymun GmbH  for liposomal formulation manufacture; Chemic Inc. for analytics of the API; Clinipace for regulatory in the USA; Dry Heinz and Partner CRO in Europe; Schiff &Co for CRO~~(~~ (for Phase 2) in the USA and Central European Society for Anticancer Research (CESAR) for Phase 1b -2 clinical trials in the EU.

The Company has a Scientific Advisory Board which helps oversee the preclinical research.  A number of specialists in pre-clinical and clinical medicine sit on the Scientific Advisory Board, including Drs. T. Ahmed, R. Horne, A Maitre, J.A. ~~.~~Smith, G. Shopp and Peter Sordillo.

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

During the pre-clinical phase (non-clinical and pre-clinical), a compound is studied in-vitro in a laboratory and in-vivo in laboratory animals to establish its stability, manufacturing feasibility, bioavailability, absorption, distribution, metabolism and elimination. This phase of testing establishes pre-clinical parameters for clinical safety and efficacy.  Results of these pre-clinical trials comprise the IND that is submitted to the FDA for review before the drug is tested in humans. Phase I testing is a basic safety and dosage study to determine if the drug is safe enough to administer to patients with advanced diseases such as  pancreatic cancers, lymphomas and brain tumors.

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

Drugs that have a clinical benefit in Phase II trials move forward to additional clinical testing with a larger number of patients in Phase III trials. These trials verify Phase II results in a larger patient sample and must demonstrate statistically significant clinical benefits, as well as safety. Trial endpoints are designed to show a meaningful clinical effect over a predetermined timeframe. These timeframes depend on the disease being tested and can be in weeks, months, or years of treatment.

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

The FDA also closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.

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

Raw Materials; Supplies

Liposomal curcumin was manufactured for the Company by Polymun, Inc., of Vienna, Austria under the agreement described in the prior section. Curcumin was obtained initially from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”). The Company obtained one batch of 200 grams of GMP manufactured liposomal curcumin under an agreement dated June 30, 2007 with SAFC.  The total cost to the Company was $98,350. Sabinsa Inc. subsequently scaled-up manufacture of 98.2% pure curcumin under GMP for human use in Bangalore, India. FDA and EMA (European Medicines Agency) compliance and validations audits relating to the curcumin manufacturing facility in India were performed by Topaz Technology, Inc. of Bryn Mawr, PA under an agreement with the Company dated June 30, 2009, at a total cost of $24,500 which has been paid. Analysis of the 0.1% residue was completed at Chemic Labs, Massachusetts. GMP grade Nanocurcumin will be manufactured for the Company by Regis Pharmaceuticals. The Company’s supply from Sabinsa was made pursuant to purchase orders without a contract. There are very stringent new regulations concerning GMP by the EMA and the FDA.

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

Intellectual Property

The Company has rights to two issued patents: the first is entitled “Liposomal Curcumin for Treatment of Cancer (June 28, 2011), and the second is entitled “Water Dispersible oral parenteral and Topical Nanocurcumin” (November 20, 2012).  We also have a pending patent application for depocurcTM.  The U.S. Patent Office has returned office action on the depocurcTM application. Five additional provisional patent applications have been submitted; including use of calcium channel blockers for hemolysis, neuropathic applications, composition of matter of synthetic curcumin, prevention of diabetic drug complications, and liposomal prevention of cardiac potassium channel blockage.

As discussed above, SignPath has licensed three proprietary intravenous formulations containing curcumin as the active therapeutic agent. The first is a liposomal version licensed from University of Texas MD Anderson Cancer Center; the second is a nanosized version licensed from the Johns Hopkins University; and the third is an extended release Liposomal-PLGA formulation (curcumin-ER) licensed from the University of North Texas Health Science Center.

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

The Company’s financial statements reflect that it has incurred significant losses since inception, including net losses of $1,956,872 and $1,310,934 for the years ended December 31, 2013 and 2012, respectively, and a loss from inception through December 31, 2013, of $10,668,408. The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability. Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2013 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements for the period ended December 31, 2013, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2013. If we are unable to raise additional capital or borrow money we will not be able to complete and file INDs with the FDA in order to commence clinical trials. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.  During 2013, we were able to raise $3,380,000 of gross proceeds from the sale of convertible preferred stock which will allow us to continue operations.

We are a development stage company, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

●	the absence of an operating history;

●	the lack of commercialized products;

●	reliance on third parties for the development and commercialization of some of our proposed products;

●	uncertain market acceptance of our proposed products; and

●	reliance on our founder Dr. Lawrence Helson.

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

Bruce Meyers, a Founder of the Company and President of Meyers Associates, owns 2,657,500 shares (20.6%) and Meyers Associates owns 2,305,000 shares (17.9%) of the 12,877,500 outstanding shares of the Company’s common stock. This concentration of ownership may not be in the best interests of the Company’s stockholders and Meyers Associates and may be subject to potential conflicts of interest. As a result of Meyers Associates’ ownership of the Company, it is likely that in the event the Company becomes a publicly-traded company, Meyers Associates’ would not be able to serve as a market maker in the Company’s common stock. See Item 12, “ Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

 The Company does not have the financial resources necessary to successfully complete development and market any formulations of curcumin.

As of December 31, 2013, the Company had $1,241,397cash on hand. Since January 1, 2014, the Company has received gross proceeds of an additional $375,500 from the sale of convertible preferred stock.  These funds are expected to be sufficient to conduct clinical trials in Europe and to file an IND to commence clinical trials in the U.S.  However, in order to complete product development and marketing, the Company will need to attract sufficient additional capital.  If the Company does find such financing, it may be on terms that are unfavorable or dilutive, to owners of the Company’s equity securities.

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

If we lose the services of our Chief Executive Officer, our operations would be disrupted and our business could be harmed

Our business plan relies significantly on the continued services of our CEO, Dr. Lawrence Helson, age 83.  If we were to lose his services, our ability to continue to execute our business plan would be materially impaired. While we have entered into an employment agreement with Dr. Helson, the agreement would not prevent him from terminating his employment with us. Dr. Helson has not indicated he intends to leave the Company, and we are not currently aware of any facts or circumstances that suggest he might leave us.

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

The Company’s business plan depends on developing products based on intellectual property licensed from The Johns Hopkins University (“JHU”), The University of Texas MD Anderson Cancer Center (“UTMDACC”),  and the University of North Texas (“UNT”).  See “Business - Intellectual Property.”  The Company’s license agreements require the Company to make payments to the licensors in the future. The Company currently does not have sufficient resources to make all of such payments, and there can be no assurance that the Company will be able to make such payments in the future.

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

We may have disputes in the future with JHU, UTMDACC, and UNT including disputes concerning who owns the rights to any technology developed. These and other possible disagreements between us and our licensors could delay our ability and the ability of the universities to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business

In general, collaborative agreements provide that they may be terminated under certain circumstances. There can be no assurance that the Company will be able to extend either of its agreements with the universities upon their termination or expiration, or that the Company will be able to enter into new collaborative agreements with existing or new partners in the future. To the extent the Company chooses not to or is unable to establish any additional third party arrangements, it would require substantially greater capital to undertake research, development and marketing of its proposed products at its own expense. In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of it proposed products in such markets is adversely affected by the absence of such third party agreements.

We will rely on third parties to supply and manufacture our product candidates, without any direct control over the timing for the supply, production and delivery of our product candidates, thereby possibly adversely affecting any future revenues

Curcumin was initially obtained from SAFC and subsequently from Sabinsa in Bangalore, India.  We will rely exclusively and be dependent on certain third party source suppliers to supply pure synthetic curcumin for our product candidates. Liposomal curcumin is manufactured in Vienna, Austria by Polymun Scientific Immunbiologische Forschung GmbH. We have obtained initial quantities of liposomal curcumin from Sabinsa/Sami Labs, Bangalore, India.  Nanocurcumin will be manufactured by Regis Pharmaceuticals.  The polymer was manufactured by Surmodics. See Item 1 “Description of Business – Potential Commercialization of Liposomal Curcumin and Nanocurcumin; and Raw Materials; Supplies.”

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

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

Certificate of Incorporation and By-laws. Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock.  Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management.  Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;

●	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent Board of Directors; or

●	effecting an acquisition that might complicate or preclude the takeover.

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

Delaware Anti-Takeover Law.  We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers.  This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances.  For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons.  Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless

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

There is currently no public market for any of the Company's securities and there can be no assurance that a public market will develop in the future. In the event there is no active trading market for the Company’s securities, an investor may be unable to liquidate an investment in the shares and, therefore, should be prepared to bear the economic risk of an investment in the shares for an indefinite period and to withstand a total loss of investment. Rule 144 promulgated under the Securities Act requires, among other conditions, a six month holding period prior to the resale of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act. In the event we do not have sufficient financial and human resources in the future, we may not be able to fulfill our reporting requirements under the Exchange Act or disseminate to the public any current financial or other information concerning the Company, as required by Rule 144 as one of the conditions of its availability. In such event we will not be absolved from liability for our failure to file these reports.

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

Preferred Stock as an anti-takeover device

We are authorized to issue an aggregate of 5,000,000 shares of preferred stock, $0.10 par value.  As of date of this report, there were, 3,255 shares of Series A Preferred Stock issued and outstanding convertible into approximately 3,831,376 shares of common stock and, 2,146 shares of Series B Preferred Stock convertible into approximately 2,525,842 Shares of Common Stock, and 3,755.5 shares of Series C Preferred stock convertible into 3,004,400 shares of Common stock.  The preferred stock may be issued from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable status require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

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

Sales of a significant number of shares of common stock in the public market pursuant to a current prospectus could harm the market price of our common stock. Pursuant to our most recent Registration Statement of Form S-1 (No. 333-169386), an aggregate of 6,161,448 shares of common stock were registered in October of 2010 all of which would be free-trading upon resale pursuant to a current prospectus filed in a registration statement.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Investors may experience substantial dilution of their ownership in the future.

Pursuant to the Company’s Stock Option Plan, employees, directors and independent contractors may acquire up to an aggregate of 1,047,000 shares (as amended on January 1, 2014) of the Company’s common stock through the exercise of stock options that may be granted in the future of which 570,000 options are issued and outstanding.  The Company’s stockholders will incur dilution upon exercise of such options. In addition, as of March 21, 2014, there were currently outstanding Class A, Class B and Class C warrants to purchase approximately 3,831,576, 2,525,842 and 1,502,200 shares of common stock, respectively, and Series A, Series B and Series C Convertible Preferred Stock convertible into approximately 3,831,576, 2,525,842 and 3,004,400 shares of Common Stock, respectively, plus placement agent warrants to purchase approximately 2,861,512 shares of common stock and vendor warrants to purchase 400,000 shares of Common Stock. The mere existence of these derivative securities may have a depressive effect on any market for our common stock which may develop.

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

The Company’s founder, Bruce Meyers, who is a principal of Meyers Associates, a FINRA member firm, Dr. Lawrence Helson, CEO, and Dr. Arthur Bollon, Director, beneficially own 4,962,500, 2,310,000 and 800,000 shares, respectively, an aggregate of 8,072,500 shares or approximately 36.3% of the 22,239,318 outstanding voting securities of the Company. These stockholders will be able to exercise control over substantially all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, which includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of substantially all of the assets of the Company without the agreement of minority stockholders. This concentration of ownership may not be in the best interests of all of the Company’s stockholders. See Item 12.  ”Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. PRICE RANGE OF COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Our common stock is not publicly traded. We have been approved for trading of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”), which is maintained by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

As of As of March 21, 2014, there were outstanding: 12,877,500 shares of common stock; options to purchase 570,000 shares of common stock 3,255, 2,146 and 3,755.5 shares of Series A, Series B and Series C Convertible Preferred Stock convertible into approximately 3,831,576, 2,525,842 and 3,004,400 shares, respectively, of common stock; Class A, Class B and Class C common stock purchase warrants to purchase approximately 3,831,576, 2,525,842 and 1,502,200 shares, respectively, of Common Stock, and placement agent warrants to purchase approximately 2,771,392 shares of Common Stock or an aggregate of approximately 19,992,562 shares of Common Stock.

(b) Holders of Record

As of March 21, 2014, there were approximately 40 different holders of record of our common stock.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2013.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number, of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders (1)	450,000	$0.85
	120,000	$1.25	477,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	570,000	$0.934	477,000

(1) Consists of our 2009 Employee Stock Incentive Plan, which authorized as of January 1, 2014, an aggregate of 1,047,000 options and/or shares of common stock.

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

Liquidity and Capital Resources

Liquidity and Capital Resources at December 31, 2013 Compared with December 31, 2012

As of December 31, 2013 and December 31, 2012, the Company had $1,241,397 and $31,922, respectively, of cash on hand.   The Company’s had positive working capital of $819,765 at December 31, 2013 compared to a deficit of ($6,549,671) as of December 31, 2012, resulting from decreases in accounts payables resulting from net cash used in operations of ($1,620,199) and the removal of the derivative liability.  SignPath had a deficit accumulated during the development stage of $10,668,408 as of December 31, 2013.

During the 12 months ended December 31, 2013 (“Fiscal 2013”), SignPath sold 3,380 Units consisting of its securities at a price of $1,000 per Unit.  The Units sold in 2013 consisted of Series C Convertible Preferred Stock Units.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $3,380,000 and incurred stock offering costs of $550,326 related to such offerings during Fiscal 2013.

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

Cash used in operating activities during Fiscal 2013 was ($1,620,199) compared to cash used of ($883,328) during Fiscal 2012.  This resulted from a net loss of $1,956,872 in Fiscal 2013, offset by Common Stock and options issued for services of $701,449, a change in derivative liabilities of $3,926, and a decrease in accounts payable and accrued expenses of $368,846.  This compared to a loss of $1,310,934 during Fiscal 2012, offset by common Stock and options issued for services of $23,147, a change in derivative liabilities of $8,154, and an increase in accounts payable and accrued expenses of $395,040.

The Series B Preferred Stock sold in 2012 is substantially the same as the Series C Preferred Stock with regard to dividends  however is convertible into common shars at $0.85 per share. Both the Series C and B Prefered Stock are junior to the Series A Preferred Stock on liquidation and do not have anti-dilution price protection, nor do the Class C and B Warrants issued as part of the Units have anti-dilution price protection.

The Company had net cash provided by financing activities of $2,829,674 in Fiscal 2013 as a result of the $3,380,000 received in the 2013 Private Placement described above, reduced by $550,326 of offering costs.  During Fiscal 2012, the Company had $894,826 of net cash provided by financing activities as a result of the $1,116,001 received from the 2012 Private Placement of Preferred Stock less the stock offering costs of $221,175.

As a result of the foregoing, the Company’s cash increased by $1,209,475 during Fiscal 2013 from $31,922 to $1,241,397.

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

Results of Operations

Material Changes in Results of Operations

Year ended December 31, 2012, as compared with year ended December 31, 2012

The Company does not expect to receive any revenues prior to 2015.  Total operating expenses during Fiscal 2013 increased to $1,953,731 as compared with $1,312,405 during Fiscal 2012 primarily as a result of $841,502 of research and development expenses decreasing from $939,296 in Fiscal 2012 related to the continued manufacture and preclinical development of its lead curcumin formulations.  General and administrative expenses increased to $53,957 in the 2013 period from $45,596 in Fiscal 2012, primarily as a result of an increase in travel and other office related expenses.  Professional fees increased to $808,865 in the 2013 period from $121,586 in Fiscal 2012, primarily as a result of a increase primarily due to an increase in amortization of stock options as compared to 2012.

Research and Development fees in Fiscal 2013 included $59,739 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, University of North Texas, Dr. Robert Heinz, John’s Hopkin’s University, Medizinche University and Regis Pharmaceuticals for, $260,087, $149,036, $94,289, $40,000, $198,336, and $40,015, respectively, for lab fees and other costs related to the Company’s research and development efforts.

Research and Development fees in Fiscal 2012 included $34,739 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Other major research and development expenses included payments to Polymnun, Nucro Technology, University of North Texas, Dr. Robert Heinz, John’s Hopkin’s University, Medizinche University and Regis Pharmaceuticals for, $221,773, $174,297, $115,781, $61,273, $40,866, and $240,567, respectively, for lab fees and other costs related to the Company’s research and development efforts.

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

As a result of the foregoing, the Company had a net loss of $1,956,872 in Fiscal 2013 as compared to a net loss of $1,310,934 in Fiscal 2012.  The Company recorded a deemed dividend, due to the extension of several warrant, in the amount of $2,445,621. The amount of loss attributable to common shareholders for the calendar year 2013 is $4,402,493.  This translates to a loss per share of ($0.34) in Fiscal 2013 compared to ($0.10) in Fiscal 2012.

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

Plan of Operations

The Company’s current focus is on the manufacture and preclinical development of its lead curcumin formulations (intravenous liposomal curcumin, and a slow release PLGA formulation) with a view toward filing two IND applications with the FDA. The Company’s product candidates are still in the preclinical development phase.

The Company believes that a novel pharmaceutical preparation with enhanced absorption of the active compound could potentially have greater clinical efficacy than the oral versions. The laboratory and oral administration studies by other researchers to date suggest that curcumin has high potency. The Company believes that an alternate route for administering this compound, such as the Company’s parenteral (taken into the body other than through the digestive canal) formulation, could be more effective at lower dosages. SignPath intends to develop a parenteral liposomal formulation, to overcome the limitations of the oral form.

SignPath believes that the development and comparison of liposomal curcumin, and the PLGA formulation could expose potential differences in biological effects and distribution to different tissues. The Company intends to manufacture good manufacturing practice (GMP) grade of liposomal curcumin, and the PLGA formulation. These formulations will require outsourcing production to one or more commercial facilities. Our initial goals are to obtain sufficient material for in vitro and animal analysis and to develop these formulations in order to submit INDs to the FDA. Determination of safety, dosage, and efficacy of these formulations in a quantifiable manner will permit us to pursue clinical registration trials for a variety of malignant diseases. Following submission of the INDs, the Company plans to initially run Phase I studies with both of the parenteral formulations in patients with treatment refractory malignant disease. Subsequently, if the Phase I trials are successful, the Company plans to seek FDA authorization to run Phase II trials in selected malignancies.

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

Nanocurcumin: The Company intends to obtain commercial volumes of purified curcumin from third party manufacturer,  Sabinsa, in quantities suitable to satisfy preclinical and clinical demands. The Company believes that the manufacture of Iiposomal curcumin can also be scaled up as necessary since these substances are readily available from commercial sources utilizing established production technologies. We have completed non-clinical and preclinical analyses of nanocurcumin at the NCI Nanocharacterization Laboratory. A parenteral formulation of nanocurcumin in human pancreatic cancer xenografts in nude mice has demonstrated anti-cancer effects. We will measure inhibiting effects of curcumin on disease progression in Parkinson’s Disease patients at the Thomas Jefferson University.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of the Independent Registered Public Accounting Firm appears on page 44 and the Financial Statements and Notes to Financial Statements appear on in Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, “Disclosure Controls”) as of the end of the period covered by this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2013.  Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is also a brief description of the relevant business and/or scientific experience and background of each person named below.

Officers, Directors and Other Key Staff

Our current officers, directors, and other key advisors to the Company consist of:

Name	Age	Position

Lawrence Helson, BSci, BMed, M.Sci, MD	83	Chief Executive Officer, Director, and President

Arthur P. Bollon, Ph.D.	71	Director

Jack Levine, CPA	63	Director

Lawrence Helson, BSci, BMed, M.Sci, MD

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

Arthur P. Bollon, Ph.D.

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

Jack Levine, CPA

Jack Levine was appointed to the Board of Directors of the Company on July 12, 2010. Mr. Levine, a Certified Public Accountant, has been advising private companies for over 30 years.  As of November 2011, he was elected Chairman of the Audit Committee and Chairman of the Nominating and Corporate Governance Committee of Provista Diagnostics, Inc., a cancer detection and diagnostics company focused on women’s cancer.  The company has established partnerships that allow access to some of the most innovative biomarkers in the molecular oncology market. He has been a director of Biscayne Pharmaceuticals, Inc. since January 2013. Biscayne is a biopharmaceutical company discovering and developing novel therapies based on growth hormone-releasing hormone(GHRH) analogs. The company’s technology stems from the discoveries of Dr. Andrew V. Schally, a Nobel laureate and pioneering endocrine drug developer. From 1999 to 2007 he served as an Independent Board Member to Pharmanet, Inc. (Nasdaq) where from 2006-2007, he served as Chairman of the Board; in 2005, was a member of the Nominating Committee, Lead Director in 2004; a member of the Compensation Committee in 2003, a Chairman of the Audit Committee in 1999. Pharmanet is a global drug development services company providing a comprehensive range of services to pharmaceutical biotechnology, generic drug and medical device companies. From 2004-2008, Mr. Levine served as Chairman of the Audit Committee of Grant Life Sciences (OTCBB), an R&D company focused on early detection of cervical cancer and also providing medical diagnostic kits. From 2000-2006, Mr. Levine was Chairman either of the Audit Committee, Executive Committee or ALCO Committee of Beach Bank, Miami Beach, Florida. He also served as Chairman of the Audit Committees of Prairie Fund (2000-2006) and Bankers Savings Bank (1996-1998). From 2004-2006, Mr. Levine was a member of the Audit Committee of Miami Dade County School Board, the nation’s third largest school system with an annual budget exceeding $5 Billion.

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

Arthur Bollon, PhD,  See “Management” above.

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

Muhammad Majeed, PhD., is the Founder, President, and Chief Executive Officer, Sabinsa Corporation, a manufacturer of fine chemicals for nutritional, pharmaceutical and food industries.  Dr. Majeed received a B. Pharm. from Trivandrum Medical College, India; MS in Pharmacy and PhD in Industrial Pharmacy in  New York in 1975. He worked in Pfizer, Carter Wallace and other major companies on  drug formulations prior to establishing  Sabinsa Corp. whose goal was to integrate modern pharmaceutical  technology  with Ayurvedic medicine. He developed methods  to extract and synthesize  medicinal products  such as Boswellin, curcuminoids, gugulipids, bioperine, citrine, petro Selenic acid, and 50 other standardized  products which are  marketed globally  with the US and Japan  as the major markets. Currently Sabinsa manufactures synthetic intermediates used in pharmaceutical herb powders. Manufacturing, Research and Development is in India. His company has 32 U.S. and international patents.

George M. Shopp, PhD. DABT is a private consultant assisting clients in the nonclinical discovery and development of small molecule and biological therapeutics. He has 33 years experience in the fields of toxicology, pharmacology, pharmacokinetics and drug development. This includes two years at toxicology contract research organizations (CRGs), 12 years in grant and contract supported basic and applied research (Medical College of Virginia and Lovelace Medical Foundation). Fourteen years in industrial drug development including: 3 years at Synergen responsible for all regulatory and research investigational toxicology; 2 years at Genentech directing the research toxicology group, and responsible for nonclinical development of growth factors and monoclonal antibodies; and Elan Pharmaceuticals for 9 years responsible for global nonclinical development and research toxicology of small molecule drugs and biopharmaceutics. Therapeutic areas include: Alzheimer’s disease, Parkinson’s disease, pain, migraine, oncology, diabetes, epilepsy, stroke, rheumatoid arthritis, inflammatory bowel disease, and sepsis. Drug classes include: enzyme inhibitors, ion channel blockers, anti-angiogenesis factors, growth factors, monoclonal antibodies, human proteins, and polyethylene glycol conjugated molecules. Areas of expertise include: building and managing skilled and efficient nonclinical safety groups in the pharmaceutical industry, global nonclinical development of small molecule and protein drugs, regulatory toxicology (FDA, ED and Japan), performing due diligence on potential in licensed programs, conducting inhouse and contract GLP pharmacology/toxicology/ADME/PK studies, in vitro toxicity testing and screening, in vivo disease models, research and investigational toxicology, assessment of immunotoxicologic/host resistance/hematopoietic effects of drugs and chemicals, flow cytometry, and pulmonary toxicology/immunology. Dr. Shopp was President of the Board of Directors for the American Board of Toxicology in 2003.  He has a PhD in Pharocolgy Toxicology from the Medical College of Virginia, post doctoral work in pulmmary immunology/ toxicology and a BS in Biology and Chemistry from Bucknell University.

Robert H. Horne, MD has been an orthopedic and hand surgeon since 1966.  Since 2009 he has been on the staff of Mee Memorial Hospital, King City, Oklahoma and prior thereto Claxton-Hepburn Hospital, Ogdensberg, New York from 1968 to 2008 he was in private practice in Salt Lake City, Utah.  Prior thereto, he was Chief of Surgical Services at McClellan U.S. Air Force Base from 1963 to 1965.  From 2007 to 2008, Dr. Horne was Honorary President, Utah Medical Association.  Dr. Horne received his Doctor of Medicine from Cornell University Medical College in 1960.

Peter Sordillo MD PhD has been on the attending staff of Hematology and Medical Oncology at Lenox Hill Hospital, New York, New York since 1987.  He is also a consultant to Institute for Ultrafast Spectroscopy and Lasers, Physics Department of City University of New York.  From 1981 to 1989, he was an oncologist on the attending staff of Solid Tumor Service, Department of Medicine, Memorial Sloan-Kettering Cancer Center.  Dr. Sordillo received his Diplomate of American Board of Medical Oncology in 1981 and his Diplomate of American Board of Internal Medicine in 1977.  Dr. Sordillo received his Doctor of Medicine from New York Medical College in 1974, his Ph.D. in Physics from Columbia University in 1990 and his M.S. in Physics from New York University in 2001.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Company has entered into a three-year employment agreement with Dr. Lawrence Helson to secure his services as Chairman, President and Chief Executive Officer.  The contract ends February 20, 2016.   Pursuant to this Agreement, Dr. Helson will receive a base salary of $204,000 per annum.  On February 20, 2013, he agreed to waive $104,000 of his accrued $204,000 salary for 2012 and received options to purchase 200,000 shares of Common Stock exercisable at $0.85 per share. As of December 31, 2012, the Company booked an accrual for the waived compensations totaling $104,000.   On December 28, 2010 and December 22, 2011, the Board of Directors awarded Dr. Helson (and/or his assignees) 300,000 restricted shares of Common Stock on each date in lieu of all accrued and unpaid salary and any bonus.

Dr. Helson will be eligible to receive stock options to purchase up to 250,000 shares of Common Stock exercisable at $0.85 per share for 10 years from the date of grant upon initiation of Phase 1(b) trials and approvals from either the U.S. FDA to initiate Phase 2 trials on one or more cancer indications.  Dr. Helson would also then be entitled to a 20% increase in salary.  Upon successful completion of one or more  clinical Phase 2 trials and approvals from (either or both the FDA and EMA to initiate Phase 3 trials on at least one cancer indication, Dr. Helson shall be granted stock options to purchase 250,000 shares of the Company’s common stock exercisable at $1.25 per share and an increase in salary to $325,000 per annum.  If the Company is acquired or a Change of Control takes place at a price not less than $500 million before the completion of either of these milestones, both bonuses shall be payable upon closing of such transaction.

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

Members of the Scientific Advisory Board (SAB) are reimbursed for reasonable expenses incurred in connection with travel to attend SAB meetings.  We expect a maximum of one SAB meeting will be held per year.  Advisors will be paid $2,000 for attending each meeting called by SignPath.  Options to purchase common shares of SignPath may be made available to the Advisor under the 2009 Option Plan.

The following table sets forth, with respect to the Company’s fiscal years ended December 31, 2013 and 2012, all compensation earned by each person who is required to be listed pursuant to Item 402(m)(2) of Regulation S-K.

Name and Principal Position	Year	Salary ($)		Bonus($)	Stock Awards ($)(1)(2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Lawrence Helson	2013	$
President and Chief	2012		96,000	0	0	104,000	0	0	$200,000
Executive Officer	2011			150,000		150,000

(1)           Under Dr. Helson’s prior employment contract he received a base salary of $200,000 per annum.  He received $96,000, in cash during each of 2013 and 2012. In 2012, Dr. Helson earned $104,000 of his salary and received options to purchase 200,000 shares of common stock exercisable at $0.85 per share in February 2013.  In 2011, Dr. Helson was awarded 150,000 shares of common stock to settle the remaining $104,000 of his unpaid base salary and an additional 150,000 shares as a stock bonus.

Director’s Compensation

Members of the Board of Directors are reimbursed for reasonable expenses incurred in connection with travel to attend board meetings.   Options to purchase 60,000 shares of Common Stock of SignPath were granted to each of Jack Levine and Arthur Bollon, independent directors, under the 2009 Option Plan for 2012 exercisable for five (5) years at $0.85 per share.  An additional 60,000 options were granted to each of Jack Levine and Arthur Bollon, which vested in quarterly increments during 2013 and are exercisable for five (5) years at $1.25 per share.  No cash compensation has been paid to directors.  See “2009 Employee Stock Incentive Plan” below.

Pursuant to the terms of a Letter Agreement dated July 12, 2010, Jack Levine was granted options to purchase 100,000 shares of common stock at $0.85 per share upon his joining the Board of Directors.  The option vests in three equal installments on each of the first three anniversary dates of the date of grant and is exercisable for ten (10) years from the date of grant.  He also received 30,000,40,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011, February 20, 2013 and March 28 , 2014 in consideration of consulting and accounting services as chairman of the Company’s Audit Committee.  He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

2009 Employee Stock Incentive Plan

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Option Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 1,047,000 (as of January 1, 2014) shares of our common stock, which may be authorized and unissued shares or treasury shares.  Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  An aggregate of 340,000 options have been granted under the 2009 Plan to independent directors of the Company 200,000 options to the Company's CEO and 30,000 options to the Company’s outside law firm.  See “Director’s Compensation” above.

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

The address of each of the persons listed below, unless otherwise noted, is c/o SignPath Pharma Inc. 1375 California Road, Quakertown, PA 18951.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)			Percentage of Common Stock and Preferred Stock Beneficially Owned (2)

Dr. Lawrence Helson	2,510,000	(3)		11.3%
Dr. Arthur Bollon	915,000	(4)		4.1%
Jack Levine	370,000	(4	)(5)	1.6%
Meyers Associates, L.P. (6)	2,305,000	(7)		10.5%
Bruce Meyers (6)	4,962,500	(8)		22.6%
Imtiaz Khan (6)(9)	2,450,000			11.2%
All Executive Officers and Directors as a Group (3 persons)	3,645,000			16.2%

(1)  Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights.  As of March 21, 2014, there were 12,877,500 shares of our common stock issued and outstanding. As of that date, (i) 1,047,000 shares of common stock were authorized for issuance under our 2009 Option Plan of which 570,000 options had been granted; (ii) approximately 3,831,576 shares of our common stock were reserved for issuance pursuant to conversion of Series A Preferred Stock; (iii) approximately 3,831,576 shares were reserved for issuance pursuant to exercise of Class A Warrants to purchase common stock; (iv) 368,894 shares of our common stock were reserved for issuance pursuant to the issuance of Dividend Shares; (v) 2,525,842 shares of Common Stock were reserved for issuance pursuant to conversion of Series B Preferred Stock; (vi) 2,525,842 shares of Common Stock were reserved for issuance pursuant to exercise of Class B Warrants; (vii) 3,004,400 shares of Common Stock were reserved for issuance pursuant to conversion of Series C Preferred Stock; (viii) 1,502,200 shares of Common Stock were reserved for issuance pursuant to exercise of Class C Warrants; (ix) there were Placement Agent Warrants to purchase approximately 2,771,392 shares of common stock pursuant to the Units sold in the 2008 - 2013 Private Placements; and (x) 600,000 shares issuable upon exercise of vendor warrants granted in 2013.

(2) As of March 21, 2014, based on an aggregate of 22,239,318 voting shares, consisting of 12,877,500 shares of Common Stock, 3,831,576 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and 2,525,842 shares of Common Stock issuable upon conversion of Series B Preferred Stock, and 3,004,400 shares of Common Stock issuable upon conversion of Series C Preferred Stock.

(3) Dr. Helson disclaims beneficial ownership of an aggregate of 90,000 shares of Common Stock gifted for estate planning purposes.  Includes option to purchase 200,000 shares of Common Stock granted on February 20, 2013, in lieu of $104,000 of accrued compensation for 2012.

(4) Includes options to purchase: (A) 60,000 shares of Common Stock issuable at $0.85 per share for 2012 compensation as an independent director, (B) 60,000 shares of Common Stock, issuable at $1.25 per share for 2013 compensation granted on February 20, 2013 and (c) 100,000 shares issuable at $0.85 per share upon his joining the board of directors in July 2010.

(5) Includes options to purchase an aggregate of 220,000 shares of common stock, all of which are current exercisable.

(6) The address of each of these persons is 45 Broadway, 2nd Fl., New York, NY 10006.

(7) Does not include 2,771,392 shares of common stock issuable upon exercise of Meyers Associates’ Placement Agent Warrants and additional shares of common stock beneficially owned by Bruce Meyers, the President of Meyers Associates.  Bruce Meyers has the power to vote and dispose of the Shares owned by Meyers Associates.

(8) Mr. Meyers is Principal and Chief Executive Officer of Meyers Associates. This amount includes shares owned by Meyers Associates set forth in note (7) above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described elsewhere in this report, the Company and Meyers Associates LP, the placement agent for its preferred stock offerings, have numerous relationships and related transactions.  Mr. Bruce Meyers, the Principal and Chief Executive Officer of Meyers Associates LP, is a founder of the Company.  Mr. Meyers, as a principal stockholder of the Company’s common stock, has influence in the affairs and operations of the Company which may present a conflict of interest between the Company and the Placement Agent.

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

During fiscal 2013, the Company sold 3,380 Units of Series C Preferred Stock at $1,000 per Unit, to nine different investors for aggregate proceeds of $3,380,000.  Each Unit consists of one share of a 6.5% Series C Convertible Preferred Stock.  Meyers Associates L.P. received sales commissions of 10% ($338,000) of the gross proceeds of the sale of Units, as well as a non-refundable expense allowance equal to 3% of the gross proceeds of the Offering and a Unit Purchase Option to purchase 20% of the Units sold in the Offering.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that Arthur P. Bollon and Jack Levine are independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Fiscal 2013 and 2012, M&K CPAS, PLLC (“M&K”) served as our independent auditors.  The following table presents fees for professional audit services rendered by M&K for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, and fees for other services rendered by such firm during those periods.

	2013	2012
Audit Fees	$26,500	$23,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$26,500	$$23,500

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

All Other Fees:  The aggregate fees, including expenses, billed for all other services, not described above, rendered to the Company by M&K during Fiscal year 2013 and 2012 were zero.

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
(A Development Stage Company)

We have audited the accompanying balance sheets of SignPath Pharma, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements for the period from inception (May 15, 2006) to December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SignPath Pharma, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $10,960,243, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2014

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012
CURRENT ASSETS

Cash	$1,241,397	$31,922

Total Current Assets	1,241,397	31,922

EQUIPMENT, net	-	144

TOTAL ASSETS	$1,241,397	$32,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$421,632	$894,475
Derivative liability	-	5,687,262

Total Current Liabilities	421,632	6,581,737

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.10 par value, 5,000,000 shares authorized 8,532 and 4,286 shares issued andoutstanding, respectively	879	541
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,877,500 and 12,837,500 shares issued and outstanding, respectively	12,879	12,839
Accrued dividends	1,353,961	861,872
Additional paid-in capital	10,120,454	1,286,613
Deficit accumulated during the development stage	(10,668,408)	(8,711,536)

Total Stockholders' Equity (Deficit)	819,765	(6,549,671)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,241,397	$32,066

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on May 15, 2006
	For the Years Ended		Through
	December 31,		December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	53,957	45,596	1,303,596
Professional fees	808,865	121,586	1,784,218
Financing expense	-	-	1,063,401
Research and development	841,502	939,296	4,297,433
Salaries and wages	249,407	205,927	1,249,329

Total Operating Expenses	1,953,731	1,312,405	9,697,977

OPERATING LOSS	(1,953,731)	(1,312,405)	(9,697,977)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	(3,926)	(8,154)	(998,403)
Gain on shares issued for services	-	9,625	9,625
Grant income	-	-	81,556
Interest income	785	-	785
Interest expense	-	-	(63,995)

Total Other Income (Expense)	(3,141)	1,471	(970,432)

NET LOSS BEFORE INCOME TAXES	(1,956,872)	(1,310,934)	(10,668,408)
Provision for income taxes	-	-	-

NET LOSS	$(1,956,872)	$(1,310,934)	$(10,668,408)

DEEMED DIVIDEND ON WARRANTS	(2,445,621)	-	(2,445,621)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(4,402,493)	$(1,310,934)	$(13,114,029)

BASIC AND DILUTED LOSS PER SHARE	$(0.34)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,877,500	12,833,258

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

							Deficit
							Accumulated
						Additional	During the	Total
	Preferred Stock		Common Stock		Accrued	Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Dividends	Capital	Stage	Equity (Deficit)

Balance, May 15, 2006	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash at $0.001 per share	-	-	10,000,000	10,000	-	-	-	10,000

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	10,000,000	10,000	-	-	-	10,000

Common stock issued for bridge debt at $0.85 per share	-	-	257,500	258	-	218,617	-	218,875

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(526,833)	(526,833)

Balance, December 31, 2007	-	-	10,257,500	10,258	-	218,617	(526,833)	(297,958)

Preferred stock issued for bridge debtat $1,000 per share	890	89	-	-	-	889,786	-	889,875

Preferred stock issued for cash at $1,000 per share	562	56	-	-	-	561,944	-	562,000

Common stock issued for bridge debt at $0.85 per share	-	-	1,082,500	1,083	-	919,043	-	920,126

Stock offering costs	-	-	-	-	-	(270,948)	-	(270,948)

Preferred dividend accrued	-	-	-	-	9,308	(9,308)	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(1,695,766)	(1,695,766)

Balance, December 31, 2008 (restated)	1,452	145	11,340,000	11,341	9,308	2,309,134	(2,222,599)	107,329

Cumulative effect of adoption of ASC 815	-	-	-	-	-	(1,632,825)	(43,808)	(1,676,633)

Preferred stock issued for cash at $1,000 per share	810	81	-	-	-	(178,632)	-	(178,551)

Stock offering costs	-	-	-	-	-	(166,154)	-	(166,154)

Preferred dividend accrued	-	-	-	-	124,576	(124,576)	-	-

Net loss for the year endedDecember 31, 2009	-	-	-	-	-	-	(730,743)	(730,743)

Balance, December 31, 2009 (restated)	2,262	226	11,340,000	11,341	133,884	206,947	(2,997,150)	(2,644,752)

Preferred stock issued for cash at $1,000 per share	575	58	-	-	-	574,942	-	575,000

Stock offering costs	-	-	-	-	-	(121,709)	-	(121,709)

Common stock issued for services	-	-	850,000	850	-	721,650	-	722,500

Amortization of options issued for services	-	-	-	-	-	39,210	-	39,210

Adjustment for derivative liability	-	-	-	-	-	(852,346)	-	(852,346)

Preferred dividend accrued	-	-	-	-	157,609	(157,609)	-	-

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,119,059)	(2,119,059)

Balance, December 31, 2010 (restated)	2,837	284	12,190,000	12,191	291,493	411,085	(5,116,209)	(4,401,156)

Preferred stock issued for cash at $1,000 per share	1,449	145	-	-	-	1,448,355	-	1,448,500

Stock offering costs	-	-	-	-	-	(267,966)	-	(267,966)

Common stock issued for services	-	-	640,000	640	-	543,360	-	544,000

Amortization of options issued for services	-	-	-	-	-	23,368	-	23,368

Adjustment for derivative liability	-	-	-	-	-	(917,263)	-	(917,263)

Preferred dividend accrued	-	-	-	-	219,082	(219,082)	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(2,284,393)	(2,284,393)

Balance, December 31, 2011 (restated)	4,286	429	12,830,000	12,831	510,575	1,021,857	(7,400,602)	(5,854,910)

Preferred stock issued for cash	1,116	112	-	-	-	1,115,889	-	1,116,001

Stock offering costs	-	-	-	-	-	(221,175)	-	(221,175)

Common stock issued for services	-	-	7,500	8	-	6,367	-	6,375

Amortization of options issued for services	-	-	-	-	-	16,772	-	16,772

Adjustment for derivative liability	-	-	-	-	-	(301,800)	-	(301,800)

Preferred dividend accrued	-	-	-	-	351,297	(351,297)	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,310,934)	(1,310,934)

Balance, December 31, 2012	5,402	541	12,837,500	12,839	861,872	1,286,613	(8,711,536)	(6,549,671)

Preferred stock issued for cash	3,380	338	-	-	-	3,379,662	-	3,380,000

Stock offering costs	-	-	-	-	-	(550,326)	-	(550,326)

Common stock issued for services	-	-	40,000	40	-	33,960	-	34,000

Executive forfeited salary	-	-	-	-	-	104,000	-	104,000

Amortization of options issued for services	-	-	-	-	-	667,449	-	667,449

Preferred dividend accrued	-	-	-	-	492,089	(492,089)	-	-

Adjustment for derivative liability	-	-	-	-	-	5,691,185	-	5,691,185

Net loss for the year ended December 31, 2013							(1,956,872)	(1,956,872)

Balance, December 31, 2013	8,782	$879	12,877,500	$12,879	$1,353,961	$10,120,454	$(10,668,408)	$819,765

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception
		on May 15, 2006
	For the Years Ended	Through
	December 31,	December 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss	$(1,956,872)	$(1,310,934)	$(10,668,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	34,000	6,375	1,306,875
Options issued for services	667,449	16,772	746,799
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	144	1,265	5,390
Change in derivative liability, net of bifurcation	3,926	8,154	998,403
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(368,846)	395,040	525,629

Net Cash Used in Operating Activities	(1,620,199)	(883,328)	(5,946,311)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	3,380,000	1,116,001	7,891,501
Stock offering costs paid	(550,326)	(221,175)	(1,598,278)
Common stock issued for cash	-	-	10,000
Proceeds from related party notes payable	30,000		30,000
Proceeds from notes payable	-	55,075	944,950
Repayment of related party notes payable	(30,000)	-	(30,000)
Repayment of notes payable	-	(55,075)	(55,075)

Net Cash Provided by Financing Activities	2,829,674	894,826	7,193,098

NET INCREASE IN CASH	1,209,475	11,498	1,241,397
CASH AT BEGINNING OF PERIOD	31,922	20,424	-

CASH AT END OF PERIOD	$1,241,397	$31,922	$1,241,397

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$-	$301,800	$4,692,786
Executive forfeited salary	$104,000	$-	$104,000
Settlement of derivative liability	$5,691,185	$-	$5,691,185
Preferred dividend accrual	$492,089	$351,298	$1,353,961

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2013, the Company recognized sales revenue of $-0- and incurred a net loss of $1,956,872.  As of December 31, 2013, the Company had an accumulated deficit of $10,668,408.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of December 31, 2013 or 2012.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $991,397 and $0 of cash balances in excess of federally insured limits at December 31, 2013 and 2012, respectively.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$(5,687,262)	$(5,687,262)
Total	$-	$-	$(5,687,262)	$(5,687,262)

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
December 31, 2013 and 2012

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

The following tables present the fair value of financial instruments as of December 31, 2013, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative
Level 3 assets and liabilities at December 31, 2012	$(5,687,262)
Purchases, sales, issuances and settlements (net)	5,687,262
Total level 3 assets and liabilities at December 31, 2013	$-

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

Research and Development Costs
The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $841,502 and $939,296 during the years ended December 31, 2013 and 2012, respectively.

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive shares that were excluded was 18,162,608 and 12,814,874 at December 31, 2013 and 2012, respectively.

Deemed Dividend on Warrant Amendment
During the year ended December 31, 2013, the Company amended the terms of its Class A, B, C and PAW Warrants with certain investors who held warrants to purchase 11,364,453 shares of our common stock to extend the terms of the Warrants such that none of the Warrants expire before the 5th anniversary of the date on which the Common Stock begins public trading on a national securities exchange.   The modification of the expiration date of the warrant resulted in a deemed dividend to warrant holders of approximately, $2,445,621 which was calculated as the difference between fair value of the warrants  immediately before and after the modification using the Black-Scholes option pricing model.  The deemed dividends have been included in the calculation of the net loss attributable to common stockholders of approximately $4,402,493 or $0.34 per share, the the year ended December 31, 2013.  The deemed dividends are exluded form our net loss (from operating activities) of approximately $4,402,493, or $0.34 per share, for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11:  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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
December 31, 2013 and 2012

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operation

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of December 31, 2013 and 2012. Depreciation expense was $144 and $1,265 for the years ended December 31, 2013 and 2012, respectively.

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
December 31, 2013 and 2012

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its Series A Preferred Stock and associated warrants to purchase common stock.  On May 7, 2013, the Company amended its Certificate of Incorporation to eliminate anti-dilution price protection from its Series A Preferred Stock and associated derivative liability.  On January 1, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. As of January 1, 2009, the Company had issued 3,572,714 warrants which have exercise prices that are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.85 and $1.27, respectively. If these provisions are triggered, the exercise price of all of those warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

As a result, on January 1, 2009, 3,572,714 of the Company’s outstanding warrants containing exercise price reset provisions, originally classified as permanent equity, were reclassified to derivative liability. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in December 2013. As of January 1, 2009, the fair value of these warrants of $1,676,633 was recognized and resulted in a cumulative effect adjustment to retained earnings of $43,808. On May 7, 2013, the Company effectively removed the derivative provision from the warrants and convertible debt and valued the derivatives market to market as of that date. The derivative liability was then converted to additional paid-in-capital. The change in fair value during years ended December 31, 2013 and 2012 of ($3,926) and ($8,154), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

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
December 31, 2013 and 2012

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

The Company determined the fair value of the preferred stock to be $0 and $3,182,380 and the fair value of the warrants to be $0 and $2,504,879 at December, 2013 and December 31, 2012, respectively.

The following shows the changes in the level three liability measured on a recurring basis from December 31, 2012 through December 31, 2013:

Balance, December 31, 2012	$5,687,262
Derivative loss	3,923
Derivative liability for warrants removed during the period	(5,691,185)
Balance, December 31, 2013	$-

NOTE 8 – CAPITAL STOCK

The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, and as last amended on July 17, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock. The shares of Preferred Stock are fully paid and non-assessable. As of December 31, 2013, the Company has issued 3,255 shares of Series A Preferred Stock.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock. The shares of Series B Preferred Stock are fully paid and non-assessable. As of December 31, 2013, the Company had issued 2,146 shares of Series B Preferred Stock.

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
December 31, 2013 and 2012

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

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (“Series C Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on March 12, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock. The shares of Series C Preferred Stock are fully paid and non-assessable. As of December 31, 2013, the Company had issued 3,380 shares of Series C Preferred Stock.

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
December 31, 2013 and 2012

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

During the year ended December, 2013, the Company issued 3,380 shares of its par value $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

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

As of December 31, 2013 and 2012, the Company has accrued $1,353,961 and $861,872 and has not paid any dividends, respectively.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Common Stock
During year ended December 31, 2013, the Company issued 40,000 shares of common stock, for services performed at $0.85 per share. The Chairman of the Audit Committee also received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee. The 40,000 issued in the quarter ended March 31, 2013 were not issued until the current quarter and were booked initially as a stock payable in the amount of $34,000 valued at the stock price on February 20, 2013 of $0.85. As of December 31, 2013, stock payable was $-0-. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

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

NOTE 9 – WARRANTS

A summary of the status of the Company's warrants as of December 31, 2013 and changes from inception through December 31, 2012 are presented below:

Date of	Warrant	Exercise	Value if
Issuance	Shares	Price	Exercised
11/25/08	1,259,639	1.27	$1,599,742
11/25/08	530,314	0.85	450,767
11/26/08	449,220	1.27	570,509
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963
03/05/09	104,165	0.85	88,540
04/01/09	17,655	1.27	22,422
04/01/09	5,296	0.85	4,502
06/17/09	235,400	1.27	298,958
06/17/09	70,620	0.85	60,027

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Date of	Warrant	Exercise	Value if
Issuance	Shares	Price	Exercised
07/23/09	58,850	1.27	74,740
07/23/09	35,310	0.85	30,014
08/20/09	58,850	1.27	74,740
09/09/09	235,400	1.27	298,958
09/09/09	70,620	0.85	60,027
Outstanding at 12/31/2009	3,478,554	1.17	4,074,909
02/11/10	29,425	1.27	37,370
02/11/10	17,655	0.85	15,007
05/21/10	29,425	1.27	37,370
05/21/10	17,655	0.85	15,007
08/10/10	88,275	1.27	112,109
08/10/10	52,965	0.85	45,020
09/15/10	264,825	1.27	336,328
09/15/10	52,965	0.85	45,020
09/24/10	105,930	0.85	90,041
10/27/10	147,125	1.27	186,849
10/27/10	73,563	0.85	62,529
11/19/10	117,700	1.27	149,479
11/24/10	70,620	0.85	60,027
Outstanding at 12/31/2010	4,546,682	1.16	5,267,063
01/26/11	117,700	1.27	149,479
01/26/11	60,027	1.27	76,234
01/26/11	106,636	0.85	90,641
03/15/11	58,850	1.27	74,740
03/15/11	35,310	0.85	30,014
04/06/11	70,620	0.85	60,027

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Date of	Warrant	Exercise	Value if
Issuance	Shares	Price	Exercised
04/06/11	117,700	1.27	149,479
06/08/11	51,200	0.85	43,520
06/08/11	85,333	1.27	108,373
06/20/11	17,655	0.85	15,007
06/20/11	29,425	1.27	37,370
07/26/11	23,540	1.27	29,896
07/26/11	14,124	0.85	12,005
08/22/11	29,424	1.27	37,368
08/22/11	17,655	0.85	15,007
08/30/11	105,930	0.85	90,041
09/02/11	176,550	1.27	224,219
09/09/11	58,850	1.27	74,740
09/09/11	35,310	0.85	30,014
09/22/11	441,375	1.27	560,546
09/22/11	264,825	0.85	225,101
11/02/11	141,240	0.85	120,054
11/02/11	235,400	1.27	298,958
11/23/11	35,310	0.85	30,014
11/23/11	58,850	1.27	74,740
12/27/11	127,116	0.85	108,049
12/27/11	211,860	1.27	269,062
Outstanding at 12/31/11	7,274,497	1.14	8,301,757
01/31/12	117,700	1.27	149,479
01/31/12	70,620	0.85	60,027
02/02/12	76,505	1.27	97,161
02/02/12	45,903	0.85	39,018

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Date of	Warrant	Exercise	Value if
Issuance	Shares	Price	Exercised
02/10/12	58,850	1.27	74,740
02/10/12	35,310	0.85	30,014
04/10/12	41,666	0.85	35,416
04/10/12	69,443	1.27	88,193
05/11/12	35,310	0.85	30,014
05/11/12	58,850	1.27	74,740
06/04/12	35,310	0.85	30,014
06/04/12	58,850	1.27	74,740
06/19/12	35,310	0.85	30,014
06/19/12	58,850	1.27	74,740
07/24/12	44,138	1.27	56,055
07/24/12	58,850	1.27	74,740
07/24/12	30,896	0.85	26,262
07/30/12	235,400	1.27	298,958
07/30/12	141,240	0.85	120,054
08/28/12	258,352	1.27	328,107
08/28/12	155,011	0.85	131,759
10/18/12	158,895	1.27	201,797
10/18/12	95,337	0.85	81,036
11/26/12	58,850	1.27	74,740
11/27/12	35,310	0.85	30,014
Outstanding at 12/31/12	9,345,253	1.14	10,613,584
02/28/13	400,000	0.85	340,000
03/01/13	(1,625,192)	0.85	(1,381,413)
03/01/13	1,625,192	0.85	1,381,413

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Date of	Warrant	Exercise	Value if
Issuance	Shares	Price	Exercised
03/13/13	800,000	1.88	1,500,000
03/13/13	480,000	0.85	408,000
06/19/13	127,200	0.85	108,120
06/19/13	212,000	1.88	397,500
07/24/13	60,000	1.88	112,500
07/24/13	100,000	1.88	187,500
07/24/13	96,000	1.25	120,000
08/29/13	80,000	1.88	150,000
08/29/13	48,000	1.25	60,000
08/29/13	(48,000)	1.25	(60,000)
10/24/13	61,764	0.85	52,499
10/24/13	10,588	0.85	9,000
10/24/13	1,552,840	0.85	1,319,914
10/24/13	(1,552,840)	0.85	(1,319,914)
10/24/13	10,000	1.25	12,500
10/24/13	38,000	1.25	47,500
11/08/13	100,000	1.88	187,500
11/08/13	60,000	1.25	75,000
12/18/13	78,000	1.25	97,500
12/18/13	78,000	1.25	97,500
12/18/13	15,000	0.85	12,750
12/18/13	1,537,840	0.85	1,307,164
Outstanding at 12/31/2013	13,689,648	1.13	15,849,164

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

The warrants were issued in connection with the Preferred Stock Offering and were valued using the Lattice model and accounted for as described in Note 7.

As of December 1, 2013, the Company’s Board of Directors extended the terms of all outstanding warrants, some of which were set to expire in 2014 or 2015, such that none of the warrants expire before the fifth anniversary of the date on which the Company’s common stock begins trading on a national securities exchange, the OTC Bulletin Board or OTC Pink.  The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 and $1.27stock price, $0.85 and $$1.27 exercise price, the Warrants expire before the 5th anniversary of the date on which the Common Stock begins public trading on a national securities exchange, 107.73% volatility, .10% to 1.43% risk free rate.

During the period ended December 31, 2013, the Company extended the exercise period of 3,226,032 Class A warrants with an exercise prices of $0.85 to expire on the fifth anniversary of the next registration statement to be filed. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 to 7 years to maturity, 107% to 112% volatility, .96% to 2.26%risk free rate.  As a result of the modification the Company recognized a loss on equity modification of $156,477.

On February 20, 2013, the Company issued 400,000 warrants to its vendor for curcumin. The warrants have an exercise price of $0.85 per share and have a life of five years from the effective date of a registration statement.  The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 885% volatility, .85% risk free rate. The Company recorded expense of $339,997 related to these warrants for the year ended December 31, 2013.

During the period ended December 31, 2013, the Company issued 1,087,552 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

The Company will issue cash or warrants as stock offering costs.  The Company recognizes the cost upon completion of the share purchase.  Warrants are valued and recorded using the lattice model.  Total stock issuance costs for December 31, 2013 and 2012 were $550,326 and $221,175, respectively.

The holders of the Series C  Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% and a  liquidation preference , out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Series C Preferred Stock but junior to the Series A Preferred Stock. Such dividends are payable in cash or shares of common stock, at the option of the Company. The holders of the Series C Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

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

The Company’s balance, for dividends payable, as of December 31, 2013 and 2012 is, $1,353,960 and $861,872, respectively.

NOTE 10 – STOCK OPTIONS

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, as amended on February 13, 2013, which is administered by our Board of Directors, authorizes the issuance of a maximum of 1,000,000 shares of our common stock, plus on a yearly basis an additional amount equal to 10% of the amount of shares issued during the prior year.  Thus, as of January 1, 2014, a maximum of 1,047,000 shares were authorized for issuance under the 2009 Plan.  Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of December 31, 2013, the following options had been granted under the plan:

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $84,300 under the following assumptions: $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate. The Ccompany recorded amortization expense of $4,952 and 16,772 related to these options for the years ended December 31, 2013 and 2011.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan for services to be rendered during 2013. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $51,000 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate. The Company recorded amortization expense of $50,928 related to these options for the year ended December 31, 2013.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan for services rendered during 2012. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $51,000 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate. The Company recorded amortization expense of $50,941 related to these options for the year ended December 31, 2013.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan for services to be rendered during 2013. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $51,000 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate. The Company recorded amortization expense of $50,928 related to these options for the year ended December 31, 2013.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan for services rendered during 2012. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $51,000 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate. The Company recorded amortization expense of $50,928 related to these options for the year ended December 31, 2013.

On February 20, 2013 the Company issued 82,400 incentive stock options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $70,040 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 626% volatility, .35% risk free rate. The Company recorded amortization expense of $69,918 related to these options for the year ended December 31, 2013.

On February 20, 2013 the Company issued 117,600 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $99,960 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 626% volatility, .35% risk free rate. The Company recorded amortization expense of $99,786 related to these options for the year ended December 31, 2013.

On February 20, 2013 the Company issued 30,000 options to its law firm under the 2009 Plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $25,500 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 885% volatility, .88% risk free rate The Company recorded amortization expense of $25,471 related to these options for the year ended December 31, 2013.The Company has recorded amortization expense of $667,449 and $16,772 related to these options for the year ended December 31, 2013 and 2012.

NOTE 11 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2013 and 2012 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2012.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $7,436,707. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $488,084 from $2,412,232 to $2,903,316 for the year ended December 31, 2013.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2013 and 2012 were as follows:

	2013	2012
Cumulative NOL	$7,436,707	$6,185,210
Deferred Tax assets:
Net operating loss carry forwards	2,900,316	2,412,232
Valuation allowance	(2,900,316)	(2,412,232)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Income tax benefit at U. S. federal statutory rates:	$(763,180)	$(511,264)
Stock-based compensation	273,565	9,027
Derivative liability	1,531	3,180
Change in valuation allowance	488,084	499,057
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2013 and 2012, nor were any interest or penalties accrued as of December 31, 2013.

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2009 are closed by expiration of the statute of limitations.   The years ended December 31, 2013, 2012, and 2011 is open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $7,436,707 expire in various years beginning in 2027 and carrying forward through 2033.

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

On March 1, 2013, the Company paid the principal sum of $30,000 on demand promissory notes

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and had no material subsequent events to report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the registrant (1)
3.2	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)
3.3	Certificate of Amendment to the Certificate of Incorporation dated May 27, 2008 (1)
3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)
3.5	Certificate of Amendment to Certificate of Incorporation (3)
3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (4)
3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (5)
3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (6)
3.9	By-Laws of the registrant (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Class C Common Stock Purchase Warrant (5)
4.3	Form of Bridge Note (1)
4.4	Form of Registration Rights Agreement (1)
4.5	Form of Subscription Agreement (1)
4.6	Form of Series B Subscription Agreement (3)
4.7	Form of Series C Subscription Agreement (5)
4.8	Form of Registration Rights Agreement (5)

*10	.1	Employment Agreement dated as of February 20, 2013 between the registrant and Dr. Lawrence Helson
10.2		2009 Employee Stock Incentive Plan (1)
10.3		License Agreement from University of Texas MD Anderson Career Center (1)
10.4		License Agreement from The Johns Hopkins University (1)
10.5		September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)
10.6		January 30, 2008 Service Agreement with Brookwood Pharmaceuticals (1)
10.7		Sponsored Research Agreement dated as of September 18, 2007, by and between The Johns Hopkins University, employer of Dr. Anirban Maitra and the registrant. (1)
10.8		Form of Consulting Agreement for Scientific Advisory Board Members filed with this Report (1)

10.9		Patent and Technology License Agreement dated August 18, 2008 between the registrant and the University of North Texas Health Science Center. (1)
10.10		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)
10.11		Agreement dated June 30, 2007 by and between the Registrant and SAFC. (1)
*10	.12	Placement Agency Agreement dated as of March 5, 2013 by and between SignPath Pharma Inc. and Meyers Associates L.P.
10.13		Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.

10.14		Agreement dated June 30, 2009 by and between the registrant and Topaz Technology, Inc.
10.15		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010. (2)
*31	.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
*32	.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
*101	.ins	XBRL Instance
*101	.xsd	XBRL Schema
*101	.cal	XBRL Calculation
*101	.def	XBRL Definition
*101	.lab	XBRL Label
*101	.pre	XBRL Presentation
_______________________

* As filed with this Report

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2011.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNPATH PHARMA INC.

Dated: March 31, 2014	By:	/s/ Lawrence Helson, M.D.
Lawrence Helson, M.D.
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lawrence Helson, M.D	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 31, 2014
Lawrence Helson, M.D

/s/ Arthur P. Bollon, Ph.D.	Director	March 31, 2014
Arthur P. Bollon, Ph.D.

/s/ Jack Levine	Director	March 31, 2014
Jack Levine