Form 10-Q
period 2014-03-31
SignPath Pharma, Inc.
filed 2014-05-14
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2014, the Company had authorized 45,000,000 shares, $.001 par value, common stock, of which 12,877,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended March 31, 2014

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from Inception on May 15, 2006 through March 31, 2014 (unaudited	4

Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from Inception on May 15, 2006 through March 31, 2014 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Evaluation of Disclosure Controls and Procedures	26

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors – Not Applicable	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES	29

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
CURRENT ASSETS	(unaudited)

Cash	$1,227,234	$1,241,397

Total Current Assets	1,227,234	1,241,397

EQUIPMENT, net	-	-

TOTAL ASSETS	$1,227,234	$1,241,397

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$285,707	$421,632

Total Current Liabilities	285,707	421,632

STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, 5,000,000 shares authorized 9,158 and 8,532 shares issued and outstanding, respectively	917	879
Common stock; $0.001 par value, 45,000,000 shares authorized; 12,877,500 and 12,877,500 shares issued and outstanding, respectively	12,879	12,879
Accrued dividends	1,495,388	1,353,961
Additional paid-in capital	10,298,925	10,120,454
Deficit accumulated during the development stage	(10,866,582)	(10,668,408)

Total Stockholders' Equity	941,527	819,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,227,234	$1,241,397

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	7,760	5,142	1,311,356
Professional fees	4,250	625,119	1,788,468
Financing expense	-	-	1,063,401
Research and development	129,788	118,411	4,427,221
Salaries and wages	56,573	83,427	1,305,902

Total Operating Expenses	198,371	832,099	9,896,348

OPERATING LOSS	(198,371)	(832,099)	(9,896,348)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	-	63,348	(998,403)
Gain on shares issued for services	-	-	9,625
Grant income	-	-	81,556
Interest income	197	-	983
Interest expense	-	-	(63,995)

Total Other Income (Expense)	197	63,348	(970,234)

NET LOSS BEFORE INCOME TAXES	(198,174)	(768,751)	(10,866,582)
Provision for income taxes	-	-	-

NET LOSS	$(198,174)	$(768,751)	$(10,866,582)

DEEMED DIVIDEND ON WARRANTS	-	-	(2,445,621)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(198,174)	$(768,751)	$(13,312,203)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,833,258	12,830,000

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on May 15, 2006
	For the Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
			(Unaudited)
OPERATING ACTIVITIES

Net loss	$(198,174)	$(768,751)	$(10,866,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	34,000	1,306,875
Options issued for services	-	575,694	746,799
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	-	116	5,390
Change in derivative liability, net of bifurcation	-	(63,345)	998,403
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(135,924)	(315,396)	389,705

Net Cash Used in Operating Activities	(334,098)	(537,682)	(6,280,409)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	375,500	1,448,500	8,267,001
Stock offering costs paid	(55,565)	(267,966)	(1,653,843)
Common stock issued for cash	-	-	10,000
Proceeds from related party notes payable	-	-	30,000
Proceeds from notes payable	-	-	944,950
Repayment of related party notes payable	-	-	(30,000)
Repayment of notes payable	-	-	(55,075)

Net Cash Provided by Financing Activities	319,935	1,180,534	7,513,033

NET INCREASE (DECREASE) IN CASH	(14,163)	642,852	1,227,234
CASH AT BEGINNING OF PERIOD	1,241,397	48,993	-

CASH AT END OF PERIOD	$1,227,234	$691,845	$1,227,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$-	$917,263	$4,692,786
Preferred dividend accrual	$141,427	$510,574	$1,495,388

The accompanying notes are an integral part of these financial statements.

SignPath Pharma Inc.
(A Developmental Stage Company)
Period Ended March 31, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended March 31, 2014, the Company recognized sales revenue of $-0- and incurred a net loss of $198,174. As of March 31, 2014, the Company had an accumulated deficit of $10,866,582. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of March 31, 2014 and December 31, 2013, respectively. Depreciation expense was $0 and $116 for the three months ended March 31, 2014 and 2013, respectively.

	March 31,	December 31,
	2014	2013
Computer equipment	$5,390	$5,390
Accumulated Depreciation	(5,390)	(5,390)
Net Book Value	$-	$-

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

NOTE 6 – NOTE PAYABLE

In January 2013, the Company received $25,000 in cash pursuant to a short-term promissory note with a related party. In March 2013 the Company received $5,000 in cash pursuant to a short-term promissory note with the same related party. The note did not bear interest. The Company assessed the imputed interest and found the balance to be immaterial. As of March 31, 2014, the full balance on the note remained outstanding.

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

On May 7, 2013, the Company amended its Certificate of Incorporation to eliminate anti-dilution price protection from its Series A Preferred Stock and associated derivative liability.  As of March 31, 2014 and 2013, for the three months ended, the Company incurred a change in fair value of derivative of $0 and $63,348, respectively. The Company incurred $998,403 of changes in derivative liability from inception on May 15, 2006 through March 31, 2014.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, as last amended on July 17, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock. The shares of Preferred Stock are fully paid and non-assessable. As of March 31, 2014, the Company has issued 3,255 shares of Series A Preferred Stock.

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock. The shares of Series B Preferred Stock are fully paid and non-assessable. As of March 31, 2014, the Company had issued 2,146 shares of Series B Preferred Stock.

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

Series C Convertible Preferred Stock
The Series C Convertible Preferred Stock (“Series C Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on March 12, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock. The shares of Series C Preferred Stock are fully paid and non-assessable. As of March 31, 2014, the Company had issued 3,755.5 shares of Series C Preferred Stock.

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

During the three months ended March 31, 2014, the Company issued 375.5 shares of its par value $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

During the year ended December 31, 2013, the Company issued 3,380 shares of its par value, $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

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

As of March 31, 2014 and December 31, 2013, the Company has accrued $1,495,388 and $1,353,961 and has not paid any dividends, respectively.

NOTE 9 – COMMON STOCK

During period ended March 31, 2014, the Company issued 0 shares of common stock. The Chairman of the Audit Committee received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee. The 40,000 shares authorized in 2014, will be issued in the second quarter.  As of December 31, 2013, stock payable was $-0-. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

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

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of March 31, 2014, and changes from inception through March 31, 2014 are presented below:

	Warrant	Exercise	Value if
Date of Issuance	Shares	Price	Exercised

11/25/08	1,259,639	1.27	$1,599,742
11/25/08	530,314	0.85	450,767
11/26/08	449,220	1.27	570,509
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963
03/05/09	104,165	0.85	88,540
04/01/09	17,655	1.27	22,422
04/01/09	5,296	0.85	4,502
06/17/09	235,400	1.27	298,958
06/17/09	70,620	0.85	60,027
07/23/09	58,850	1.27	74,740
07/23/09	17,655	0.85	15,007
08/20/09	58,850	1.27	74,740
09/09/09	235,400	1.27	298,958
09/09/09	70,620	0.85	60,027
Outstanding at 12/31/2009	3,460,899	1.17	4,059,902
02/11/10	29,425	1.27	37,370
02/11/10	17,655	0.85	15,007
05/21/10	8,828	1.27	11,211
05/21/10	17,655	0.85	15,007
08/10/10	88,275	1.27	112,109
08/10/10	26,483	0.85	22,510
09/15/10	264,825	1.27	336,328
09/15/10	26,483	0.85	22,510
09/24/10	52,965	0.85	45,020

10/27/10	147,125	1.27	186,849
10/27/10	44,138	0.85	37,517
11/19/10	117,700	1.27	149,479
11/24/10	35,310	0.85	30,014
Outstanding at 12/31/2010	4,337,764	1.17	5,080,832
01/26/11	117,700	1.27	149,479
01/26/11	60,027	1.27	76,234
01/26/11	106,636	0.85	90,641
03/15/11	58,850	1.27	74,740
03/15/11	17,655	0.85	15,007
04/06/11	35,310	0.85	30,014
04/06/11	117,700	1.27	149,479
06/08/11	26,500	0.85	22,525
06/08/11	85,333	1.27	108,373
06/20/11	8,828	0.85	7,503
06/20/11	29,425	1.27	37,370
07/26/11	23,540	1.27	29,896
07/26/11	7,062	0.85	6,003
08/22/11	29,424	1.27	37,368
08/22/11	8,828	0.85	7,503
08/30/11	52,965	0.85	45,020
09/02/11	176,550	1.27	224,219
09/09/11	58,850	1.27	74,740
09/09/11	17,655	0.85	15,007
09/22/11	441,375	1.27	560,546

09/22/11	264,825	0.85	225,101
11/02/11	70,620	0.85	60,027
11/02/11	235,400	1.27	298,958
11/23/11	17,655	0.85	15,007
11/23/11	58,850	1.27	74,740
12/27/11	63,558	0.85	54,024
12/27/11	211,860	1.27	269,062
Outstanding at 12/31/11	6,740,744	1.16	7,839,416
01/31/12	117,700	1.27	149,479
01/31/12	35,310	0.85	30,014
02/02/12	76,505	1.27	97,161
02/02/12	22,951	0.85	19,508
02/10/12	58,850	1.27	74,740
02/10/12	17,655	0.85	15,007
04/10/12	20,832	0.85	17,707
04/10/12	69,443	1.27	88,193
05/11/12	17,655	0.85	15,007
05/11/12	58,850	1.27	74,740
06/04/12	17,655	0.85	15,007
06/04/12	58,850	1.27	74,740
06/19/12	17,655	0.85	15,007
06/19/12	58,850	1.27	74,740
07/24/12	44,138	1.27	56,055
07/24/12	58,850	1.27	74,740
07/24/12	30,896	0.85	26,262

07/30/12	235,400	1.27	298,958
07/30/12	70,620	0.85	60,027
08/28/12	258,352	1.27	328,107
08/28/12	77,506	0.85	65,880
10/18/12	158,895	1.27	201,797
10/18/12	47,669	0.85	40,518
11/26/12	58,850	1.27	74,740
11/27/12	17,655	0.85	15,007
Outstanding at 12/31/12	8,448,335	1.17	9,842,553
02/28/13	400,000	0.85	340,000
03/01/13	(1,625,192)	0.85	(1,381,413)
03/01/13	1,625,192	0.85	1,381,413
03/13/13	800,000	1.88	1,500,000
03/13/13	480,000	0.85	408,000
06/19/13	127,200	0.85	108,120
06/19/13	212,000	1.88	397,500
07/24/13	60,000	1.88	112,500
07/24/13	100,000	1.88	187,500
07/24/13	96,000	1.25	120,000
08/29/13	80,000	1.88	150,000
08/29/13	48,000	1.25	60,000
08/29/13	(48,000)	1.25	(60,000)
10/24/13	61,764	0.85	52,499
10/24/13	10,588	0.85	9,000
10/24/13	1,552,840	0.85	1,319,914

10/24/13	(1,552,840)	0.85	(1,319,914)
10/24/13	10,000	1.25	12,500
10/24/13	38,000	1.25	47,500
11/08/13	100,000	1.88	187,500
11/08/13	60,000	1.25	75,000
12/18/13	78,000	1.25	97,500
12/18/13	78,000	1.25	97,500
12/18/13	15,000	0.85	12,750
12/18/13	1,537,840	0.85	1,307,164
Outstanding at 12/31/13	12,792,727	1.18	15,065,086
11/08/13	20,200	1.85	37,370
12/18/13	50,000	1.85	92,500
12/18/13	40,000	1.85	74,000
12/18/13	40,000	1.85	74,000
12/18/13	90,120	1.25	112,650
Outstanding at 3/31/14	13,033,047	1.41	$18,430,139

As of December 1, 2013, the Company’s Board of Directors extended the terms of all outstanding warrants, some of which were set to expire in 2014 or 2015, such that none of the warrants expire before the fifth anniversary of the date on which the Company’s common stock begins trading on a national securities exchange, the OTC Bulletin Board of OTC Pink.  The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions:  $0.85 and $1.27 stock price, $0.85 and $1.27 exercise price, the Warrants expire before the 5th anniversary of the date on which the Common Stock begins public trading on a national securities exchange, 107.73% volatility, .10% to 143% risk free rate.

During the period ended December 31, 2013, the Company extended the exercise period of 3,226,032 Class A warrants with an exercise price of $0.85 to expire on the fifth anniversary of the next registration statement to be filed.  The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 to 7 years to maturity, 107% to 112% volatility, .96% to 2.26% risk free rate.  As a result of the modification, the Company recognized a deemed dividend of $2,445,621.

The warrants were issued in connection with the Preferred Stock Offerings and were valued using the Lattice model and accounted for as described in Note 7. On March 1, 2013, the Company voided and replaced a holder’s 1,625,192 placement agent warrants with an exercise price of $0.85 and expires on the fifth anniversary date of the registration statement concerning the underlying common stock. The replacement warrants hold a value equal to the warrants that were voided.

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

The Company will issue cash or warrants as stock offering costs.  The Company recognizes the cost upon completion of the share purchase.  Warrants are valued and recorded using the lattice model.  Total stock issuance costs for March 31, 2014 and 2013 were $55,565 and $331,875, respectively.

During the three months ended March 31, 2014, the Company issued 90,120 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

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

The Company’s balance, for dividends payable, as of March 31, 2014 and December 31, 2013 is, $1,495,387 and $1,353,960, respectively.

NOTE 11 – STOCK OPTIONS

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, currently authorizes the issuance of a maximum of 1,047,000 (as of January 1, 2014) shares of our common stock, which may be authorized and unissued shares or treasury shares. On February 13, 2013, the Board of Directors authorized an amendment to the 2009 Plan to increase the number of authorized options and shares to 1,000,000 plus on a yearly basis by 10% of the amount of shares issued during the prior year.  Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of March 31, 2014, an aggregate of 570,000 options had been granted under the plan, as follows:

On July 12, 2010 the Company issued 100,000 options to a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of ten years. The options vest as follows: one third on the date of grant, one third on each of the second and third anniversary dates from the date of grant. The Company valued these options using the Black-Scholes option pricing model totaling $84,300 under the following assumptions: $0.85 stock price, $0.85 stock price, 10 years to maturity, 400% volatility, 2.02% risk free rate. As of December 31, 2013, these options were fully vested and expensed.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan~~.~~ for compensation during 2013.  The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $51,000 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate. As of December 31, 2013, these options were fully vested and expensed.

On February 20, 2013 the Company issued 60,000 options to a member of its board of directors under the 2009 plan for compensation during 2013. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $51,000 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 649% volatility, .35% risk free rate. As of December 31, 2013, these options were fully vested and expensed.

On February 20, 2013 the Company issued 30,000 options to a member of its board of directors under the 2009 plan for compensation during 2012. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $25,500 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 885% volatility, .88% risk free rate As of December 31, 2013, these options were fully vested and expensed.

On February 20, 2013 the Company issued 82,400 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $70,040 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 626% volatility, .35% risk free rate. As of December 31, 2013, these options were fully vested and expensed.

On February 20, 2013 the Company issued 30,000 options to its law firm under the 2009 Plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $25,500 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 885% volatility, .88% risk free rate As of December 31, 2013, these options were fully vested and expensed.

On February 20, 2013 the Company issued 117,600 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $99,960 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 626% volatility, .35% risk free rate. As of December 31, 2013, these options were fully vested and expensed.

The Company has recorded amortization expense of $0 and $575,694 related to these options for the three months ended March 31, 2014 and 2013.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and had no material subsequent events.

PART I, ITEM 2.

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

Liquidity and Capital Resources

Liquidity and Capital Resources at March 31, 2014, as Compared with December 31, 2013

As of March 31, 2014 and December 31, 2013, the Company had $1,227,234 and $1,241,397, respectively, of cash on hand.   The Company had positive working capital of $941,527 at March 31, 2014 compared to $819,765 as of December 31, 2013, resulting from decreases in accounts payables as a result of net cash used in operations of ($135,924).  SignPath had a deficit accumulated during the development stage of $10,866,582 as of March 31, 2014.

During the three months ended March 31, 2014, SignPath sold 375.5 Units consisting of its securities at a price of $1,000 per Unit.  The Units sold in 2014 consisted of Series C Convertible Preferred Stock Units.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $375,500 and incurred stock offering costs of $55,565 related to such offerings during the three months ended March 31, 2014.

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

Cash used in operating activities for the three months ended March 31, 2014 was ($334,098) compared to cash used of ($537,682) during the three months ended March 31, 2013.  This resulted from a net loss of $198,174 during the 3 months ended March 31, 2014, by the decrease in accounts payable and accrued expenses of $135,924.  This compared to a loss of $768,751 during the 3 months ended March 31, 2013, offset by common stock and options issued for services of $609,694, and a decrease in accounts payable and accrued expenses of $315,396.

The Company had net cash provided by financing activities of $319,935 during the three months ended March 31, 2014 as a result of the $375,500 received in a Private Placement, reduced by $55,565 of offering costs.  During the three months ended March 31, 2013, the Company had $1,180,534 of net cash provided by financing activities as a result of the $1,448,500 received from a Private Placement of Preferred Stock less the stock offering costs of $267,966.

As a result of the foregoing, the Company’s cash decreased by $14,163 during the three months ended March 31, 2014.

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

Results of Operations

Material Changes in Results of Operations

For the three months ended March 31, 2014, as compared with the three months ended March 31, 2013

The Company does not expect to receive any revenues prior to 2015.  Total operating expenses for the three months ended decreased to $198,371 as compared with $832,099 for the three months ended March 31, 2014, primarily as a result of $4,250 of professional fees decreasing from $625,119 for the three months ended March 31, 2013, related to the continued manufacture and preclinical development of its lead curcumin formulations.  Salaries and wages decreased to $56,573 in the 2014 period from $83,427 in 2013.  Research and development increased to $129,789 in the 2014 period from $118,411 in the 2013 period.

Research and Development fees for the three monthsended March 31, 2014, totaled $129,788,.  Included are payments to Dalton Pharma, Gemeinn, Northern Lipids, Inc., ClinicPace Worldwide, Polymun for, $30,876, $4,149, $17,500, $34,257, and $25,580 respectively, for lab fees and other costs related to the Company’s research and development efforts.  The Company incurred $17,426, in legal fees classified as research and development

Research and Development fees for the three months ended March 31, 2013, totaled $118,411. Included is payment of $28,043 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin.  Major research and development expenses included payments to Polymnun, Nucro Technology for $33,088 and 43,650, respectively, for lab fees and other costs related to the Company’s research and development efforts, as well as $13,630 in legal fees classified as research and development.

As a result of the foregoing, the Company had a net loss of $198,174, for the three months ended March 31, 2014 as compared to a net loss of $768,751 for the three months ended March 31, 2013.  The Company recorded a deemed dividend, in the amount of $141,427. The amount of loss attributable to common shareholders for the three months ended March 31, 2014 is $198,174.  This translates to a loss per share of ($0.02) for the three months ended March 31, 2014, as compared to ($0.06) for the three months ended March 31, 2013.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

Plan of Operations

Manufacturing of GMP grade synthesized curcumin is continuing at Sami labs, in India. Over 4.3 kilograms of the active principle was sent to Dalton Pharma Services in Canada for analytical and continuing stability testing.  Exact amounts of curcumin are sent to Polymun Scientific in Austria to manufacture the formulated GMP grade liposomal curcumin product. The product is further analyzed for endotoxins in Gibralter Labs in New Jersey, and for release kinetics at Northern Lipids in Canada. The final product has been used in 45 human normal subjects in a Phase 1a ascending dose trial in Austria. Based upon these data, a Phase 1b clinical trial is ongoing in Austria: accruing cancer patients who have progresses on standard of care therapy.

In the US, following discussions, and suggestions by the FDA, an IND for liposomal curcumin in a phase 1a trial is planned to be submitted in the second quarter 2014. The first indication will be for non-small cell lung cancer(NSCLC) patients who have progressed on standard of care therapy.

Following allowance by the FDA, a second liposomal curcumin indication, for progressive Parkinson’s disease will be submitted to the FDA for a Phase 2 trial at Thomas Jefferson University.

A veterinary application of liposomal curcumin in dogs with progressive cancer was initiated during the 1stQ 2014 at U.C. Davis  and is continuing.

Pre-clinical studies of prevention of progression into type2 diabetes of liposomal curcumin in pre-diabetic obese rats is planned for the 2nd Q 2014 in collaboration with PreClinomics, Indiana, based upon initial studies showing liposomal curcumin significantly decreases glycation of hemoblobin(HBA1c), but didn’t decrease glycemia.

Non-clinical scale-up manufacturing of GMP grade Liposomal-PLGA-curcumin(Curcumin-ER) : and extended release formulation at Sami labs in India and research is planned for the 3rd Q 2014. Preclinical Non-GLP formulated product is undergoing repeat efficacy trials in mice with xenotransplanted human NSCLC tumors at the University of North Texas Health Sciences Center.  Following completion of this study, additional manufacture of non-GLP  Curcumin-ER will be used to assay  remedial effects of methylmercury in a mouse intoxication model at Thomas Jefferson University, Philadelphia in the 2nd Q 2014.

The liposome composed of DMPC and DMPG initially discovered to prevent curcumin cardiac arrhythmias in  in vitro and ex vivo studies in rabbit models, and in vivo in rabbit models challenged with approved QTc prolonging anticancer drugs, Crizotinib and Nilotinib. Additional  anticancer QTc prolonging drugs and liposome mitigation  are planned for the 2nd Q, 2014. Additional exploration of the molecular mechanism of action of the liposome, its component lipids, and metabolites in the cardiac potassium channel is planned for  the 2nd and 3rd Qs, 2014 in a collaborative study  with Avanti Polar Inc  and IPS therapeutique,Canada.

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

As of March 31, 2014, we had cash and cash equivalents of $1,227,234.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of March 31, 2014.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2014, this Registrant sold 375.5 units (the “Units”), of its securities at a price of $1,000 per unit or $375,500.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 400 shares of common stock at $1.875 per share ending seven years following the Effective Date of its registration statement.  The Company received gross proceeds of $375,500 and paid 10% sales commissions of $37,500 to Meyers Associates, L.P. the Company’s placement agent.

The Units were sold to four accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based upon a subscription agreement executed by such investor.

The net proceeds of the offering were used for working capital, research and development and clinical trials in Europe towards filing an investigational new drug application to commence clinical trials in the United States.

Item 3.    Europe Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)

3.5	Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock (3)

3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)

3.7	Certificate of Designation, Preferences and Right of Series C Convertible Preferred Stock (4)

3.8	By-Laws of the registrant (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class C Common Stock Purchase Warrant (4)

4.3	Form of Bridge Note (1)

4.4	Form of Series A Subscription Rights Agreement (1)

4.5	Form of Series A Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

4.7	Form of Series C Subscription Agreement (4)

4.8	Form of Registration Rights Agreement (4)

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

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

Dated: May 14, 2014	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson, M.D
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)