Form 10-Q
period 2014-06-30
SignPath Pharma, Inc.
filed 2014-08-18
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2014, the Company had authorized 50,000,000 shares, $.001 par value, common stock, of which 12,917,500 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended June 30, 2014

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited)	3

Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013 and for the period from Inception on May 15, 2006 through June 30, 2014 (unaudited)…	4

Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the period from Inception on May 15, 2006 through June 30, 2014 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Evaluation of Disclosure Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors – Not Applicable	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	29

SIGNATURES	30

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS	(unaudited)

Cash	$1,640,573	$1,241,397

Total Current Assets	1,640,573	1,241,397

TOTAL ASSETS	$1,640,573	$1,241,397

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$380,774	$421,632

Total Current Liabilities	380,774	421,632

STOCKHOLDERS' EQUITY
Preferred stock; $0.10 par value, 5,000,000 shares authorized 10,401 and 8,790 shares issued and outstanding, respectively	1,041	879
Common stock; $0.001 par value, 50,000,000 shares authorized; 12,917,500 and 12,877,500 shares issued and outstanding, respectively	12,919	12,879
Stock Payable	17,000	-
Accrued dividends	1,651,157	1,353,961
Additional paid-in capital	11,402,977	10,120,454
Deficit accumulated during the development stage	(11,825,297)	(10,668,408)

Total Stockholders' Equity	1,259,799	819,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,640,573	$1,241,397

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					on May 15, 2006
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	6,700	8,679	14,460	13,821	1,318,056
Professional fees	227,719	70,346	231,970	695,465	2,016,188
Financing expense	-	-	-	-	1,063,401
Research and development	616,750	187,657	746,538	306,068	5,043,971
Salaries and wages	107,745	80,152	164,318	163,579	1,413,647

Total Operating Expenses	958,913	346,834	1,157,285	1,178,933	10,855,262

OPERATING LOSS	(958,913)	(346,834)	(1,157,285)	(1,178,933)	(10,855,262)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	-	(67,274)	-	(3,926)	(998,403)
Gain on shares issued for services	-	-	-	-	9,625
Grant income	-	-	-	-	81,556
Interest income	200	166	397	166	1,183
Interest expense	-	-	-	-	(63,995)

Total Other Income (Expense)	200	(67,108)	397	(3,760)	(970,034)

NET LOSS BEFORE INCOME TAXES	(958,713)	(413,942)	(1,156,889)	(1,182,693)	(11,825,297)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(958,713)	$(413,942)	$(1,156,889)	$(1,182,693)	$(11,825,297)

DEEMED DIVIDEND ON WARRANTS	-	-	-	-	(2,445,621)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(958,713)	$(413,942)	$(1,156,889)	$(1,182,693)	$(14,270,918)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.03)	$(0.09)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,877,500	12,858,599	12,877,500	12,848,108

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on May 15, 2006
	For the Six Months Ended		Through
	June 30,		June 30,
	2014	2013	2014
OPERATING ACTIVITIES

Net loss	$(1,156,889)	$(1,182,693)	$(11,825,297)

Adjustments to reconcile net loss tonet cash used in operating activities:
Common stock issued for services	51,000	34,000	1,357,875
Options issued for services	173,386	609,855	920,185
Common stock issued with bridge financing	-	-	1,139,001
Depreciation expense	-	144	5,390
Change in derivative liability, net of bifurcation	-	3,926	998,403
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(40,857)	(255,736)	484,272

Net Cash Used in Operating Activities	(973,360)	(790,504)	(6,920,171)

INVESTING ACTIVITIES

Purchase of equipment	-	-	(5,390)

Net Cash Used in Investing Activities	-	-	(5,390)

FINANCING ACTIVITIES

Preferred stock issued for cash	1,620,000	2,530,000	9,512,001
Stock offering costs paid	(247,464)	(404,151)	(1,845,742)
Common stock issued for cash	-	-	10,000
Proceeds from related party notes payable	-	30,000	30,000
Proceeds from notes payable	-	-	944,950
Repayment of related party notes payable	-	(30,000)	(30,000)
Repayment of notes payable	-	-	(55,075)

Net Cash Provided by Financing Activities	1,372,536	2,125,849	8,566,134

NET INCREASE (DECREASE) IN CASH	399,176	1,335,345	1,640,573
CASH AT BEGINNING OF PERIOD	1,241,397	31,922	-

CASH AT END OF PERIOD	$1,640,573	$1,367,267	$1,640,573

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Preferred stock issued for bridge financing	$-	$-	$889,875
Derivative liability	$-	$(5,691,185)	$4,692,786
Preferred dividend accrual	$297,195	$213,995	$1,651,155

The accompanying notes are an integral part of these financial statements.

SignPath Pharma Inc.
(A Developmental Stage Company)
Period Ended June 30, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2014, the Company recognized sales revenue of $-0- and incurred a net loss of $1,156,889. As of June 30, 2014, the Company had an accumulated deficit of $11,825,297. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014, on a recurring basis:

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

The following tables present the fair value of financial instruments as of June 30, 2014, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Stock Warrant
Level 3 Reconciliation:	Derivative

Level 3 assets and liabilities at December 31, 2013	$-
Purchases, sales, issuances and settlements (net)	-
Total level 3 assets and liabilities at June 30, 2014	$-

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had nor is it expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of June 30, 2014 and December 31, 2013, respectively. Depreciation expense was $-0- for the six months ended June 30, 2014 and December 31, 2013, respectively.

	June 30,	December 31,
	2014	2013

Computer equipment	$5,390	$5,390
Accumulated Depreciation	(5,390)	(5,390)
Net Book Value	$-	$-

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

NOTE 6 – NOTE PAYABLE

In January 2013, the Company received $25,000 in cash pursuant to a short-term promissory note with a related party. In March 2013, the Company received $5,000 in cash pursuant to a short-term promissory note with the same related party. The notes did not bear interest. The Company assessed the imputed interest and found the balance to be immaterial. In April 2013, the balance on the notes was repaid in full.

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

On May 7, 2013, the Company amended its Certificate of Incorporation to eliminate anti-dilution price protection from its Series A Preferred Stock and associated derivative liability. For the six-months ended June 30, 2014 and 2013, the Company incurred a change in fair value of derivative of $0 and $3,926, respectively. The Company incurred $998,403 of changes in derivative liability from inception on May 15, 2006 through June 30, 2014.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, as last amended on July 17, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock. The shares of Preferred Stock are fully paid and non-assessable. As of June 30, 2014, the Company has issued 3,255 shares of Series A Preferred Stock convertible into an aggregate of approximately 3,831,576 shares of common stock.

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

Dividends
The holders of the Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Preferred Stock. Such dividends are payable in cash or shares of common stock, at the option of the Company, semiannually on the last business day of February and August of each year (each a “Dividend Payment Date”), commencing in February 2009 with respect to the period from issuance through such date. As of June 30, 2014, an aggregate of 1,206,358 shares of common stock are issuable for accrued dividends.  The holders of the Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

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

Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock. The shares of Series B Preferred Stock are fully paid and non-assessable. As of June 30, 2014, the Company had issued 2,146 shares of Series B Preferred Stock convertible into an aggregate of 2,525,842 shares of common stock.

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

Series C Convertible Preferred Stock
The Series C Convertible Preferred Stock (“Series C Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on March 12, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock. The shares of Series C Preferred Stock are fully paid and non-assessable. As of June 30, 2014, the Company had issued 5000 shares of Series C Preferred Stock convertible into an aggregate of 4,000,000 shares of common stock.

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

During the six months ended June 30, 2014, the Company issued 1,621 shares of its par value $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

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

As of June 30, 2014 and December 31, 2013, the Company has accrued $1,651,156 and $1,353,961 and has not paid any dividends, respectively.

NOTE 9 – COMMON STOCK

During period ended June 30, 2014, the Company issued 40,000 shares of common stock to the Chairman of the Audit Committee for services for a value of $34,000. The Chairman of the Audit Committee received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee.  The 40,000 issued during the period was valued at the stock price of $0.85.  During the same period, the Company recorded a stock payable of $17,00 for services and will be issued to him after full  year of service. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

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

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of June 30, 2014, and changes from inception through June 30, 2014 are presented below:

Date of	Warrant	Exercise	Value if
Issuance	Shares	Price	Exercised

11/25/08	1,259,639	1.27	$1,599,742
11/25/08	530,314	0.85	450,767
11/26/08	449,220	1.27	570,509
Outstanding at 12/31/2008	2,239,173	1.17	2,621,018
03/05/09	347,215	1.27	440,963
03/05/09	104,165	0.85	88,540
04/01/09	17,655	1.27	22,422
04/01/09	5,296	0.85	4,502
06/17/09	235,400	1.27	298,958
06/17/09	70,620	0.85	60,027
07/23/09	58,850	1.27	74,740
07/23/09	17,655	0.85	15,007
08/20/09	58,850	1.27	74,740
09/09/09	235,400	1.27	298,958
09/09/09	70,620	0.85	60,027
Outstanding at 12/31/2009	3,460,899	1.17	4,059,902

02/11/10	29,425	1.27	37,370
02/11/10	17,655	0.85	15,007
05/21/10	8,828	1.27	11,211
05/21/10	17,655	0.85	15,007
08/10/10	88,275	1.27	112,109
08/10/10	26,483	0.85	22,510
09/15/10	264,825	1.27	336,328
09/15/10	26,483	0.85	22,510
09/24/10	52,965	0.85	45,020
10/27/10	147,125	1.27	186,849
10/27/10	44,138	0.85	37,517
11/19/10	117,700	1.27	149,479
11/24/10	35,310	0.85	30,014
Outstanding at 12/31/2010	4,337,764	1.17	5,080,832
01/26/11	117,700	1.27	149,479
01/26/11	60,027	1.27	76,234
01/26/11	106,636	0.85	90,641
03/15/11	58,850	1.27	74,740
03/15/11	17,655	0.85	15,007
04/06/11	35,310	0.85	30,014
04/06/11	117,700	1.27	149,479
06/08/11	26,500	0.85	22,525
06/08/11	85,333	1.27	108,373
06/20/11	8,828	0.85	7,503
06/20/11	29,425	1.27	37,370
07/26/11	23,540	1.27	29,896
07/26/11	7,062	0.85	6,003
08/22/11	29,424	1.27	37,368
08/22/11	8,828	0.85	7,503
08/30/11	52,965	0.85	45,020
09/02/11	176,550	1.27	224,219
09/09/11	58,850	1.27	74,740
09/09/11	17,655	0.85	15,007
09/22/11	441,375	1.27	560,546
09/22/11	264,825	0.85	225,101
11/02/11	70,620	0.85	60,027
11/02/11	235,400	1.27	298,958
11/23/11	17,655	0.85	15,007
11/23/11	58,850	1.27	74,740
12/27/11	63,558	0.85	54,024
12/27/11	211,860	1.27	269,062
Outstanding at 12/31/11	6,740,744	1.16	7,839,416
01/31/12	117,700	1.27	149,479

01/31/12	35,310	0.85	30,014
02/02/12	76,505	1.27	97,161
02/02/12	22,951	0.85	19,508
02/10/12	58,850	1.27	74,740
02/10/12	17,655	0.85	15,007
04/10/12	20,833	0.85	17,708
04/10/12	69,443	1.27	88,193
05/11/12	17,655	0.85	15,007
05/11/12	58,850	1.27	74,740
06/04/12	17,655	0.85	15,007
06/04/12	58,850	1.27	74,740
06/19/12	17,655	0.85	15,007
06/19/12	58,850	1.27	74,740
07/24/12	44,138	1.27	56,055
07/24/12	58,850	1.27	74,740
07/24/12	30,896	0.85	26,262
07/30/12	235,400	1.27	298,958
07/30/12	70,620	0.85	60,027
08/28/12	258,352	1.27	328,107
08/28/12	77,506	0.85	65,880
10/18/12	158,895	1.27	201,797
10/18/12	47,669	0.85	40,518
11/26/12	58,850	1.27	74,740
11/27/12	17,655	0.85	15,007
Outstanding at 12/31/12	8,448,336	1.17	9,842,553
02/28/13	400,000	0.85	340,000
03/01/13	(1,625,192)	0.85	(1,381,413)
03/01/13	1,625,192	0.85	1,381,413
03/13/13	800,000	1.88	1,500,000
03/13/13	480,000	0.85	408,000
06/19/13	127,200	0.85	108,120
06/19/13	212,000	1.88	397,500
07/24/13	60,000	1.88	112,500
07/24/13	100,000	1.88	187,500
07/24/13	96,000	1.25	120,000
08/29/13	80,000	1.88	150,000
08/29/13	48,000	1.25	60,000
08/29/13	(48,000)	1.25	(60,000)
10/24/13	61,764	0.85	52,499
10/24/13	10,588	0.85	9,000

10/24/13	1,552,840	0.85	1,319,914
10/24/13	(1,552,840)	0.85	(1,319,914)
10/24/13	10,000	1.25	12,500
10/24/13	38,000	1.25	47,500
11/08/13	100,000	1.88	187,500
11/08/13	60,000	1.25	75,000
12/18/13	78,000	1.25	97,500
12/18/13	78,000	1.25	97,500
12/18/13	15,000	0.85	12,750
12/18/13	1,537,840	0.85	1,307,164
Outstanding at 12/31/13	12,792,728	1.18	15,065,087
03/21/14	20,200	1.85	37,370
03/21/14	50,000	1.85	92,500
03/21/14	40,000	1.85	74,000
03/21/14	40,000	1.85	74,000
03/21/14	90,120	1.25	112,650
05/05/14	4,000	1.88	7,520
05/05/14	236,000	1.88	443,680
05/05/14	144,000	1.25	180,000
05/28/14	1,484,851	1.25	1,856,064
05/28/14	(1,537,840)	1.25	(1,922,300)
06/18/14	190,000	1.88	357,200
06/18/14	16,000	1.88	30,080
06/18/14	47,800	1.88	89,864
06/18/14	4,000	1.88	7,520
06/18/14	154,680	1.25	193,350
Outstanding at 6/30/14	13,776,539	1.43	$19,673,118

As of December 1, 2013, the Company’s Board of Directors extended the terms of all outstanding warrants, some of which were set to expire in 2014 or 2015, such that none of the warrants expire before the fifth anniversary of the date on which the Company’s common stock begins trading on a national securities exchange, the OTC Bulletin Board for OTC Pink.  The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions:  $0.85 and $1.27 stock price, $0.85 and $1.27 exercise price, the Warrants expire before the 5th anniversary of the date on which the Common Stock begins public trading on a national securities exchange, 107.73% volatility, .10% to 143% risk free rate.

During the period ended December 31, 2013, the Company extended the exercise period of 3,226,032 Class A warrants with an exercise price of $0.85 to expire on the fifth anniversary of the next registration statement to be filed.  The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 to 7 years to maturity, 107% to 112% volatility, .96% to 2.26% risk free rate.  As a result of the modification, the Company recognized a loss on equity modification of $156,477.

The warrants were issued in connection with the Preferred Stock Offerings and were valued using the Lattice model. During the period ended June 30, 2014, the Company voided and replaced a holder’s 1,484,851 placement agent warrants with an exercise prices of $0.85 and expire on the fifth anniversary date of the registration statement concerning the underlying common stock. The replacement warrants hold a value equal to the warrants that were voided.

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

The Company will issue cash or warrants as stock offering costs.  The Company recognizes the cost upon completion of the share purchase.  Warrants are valued and recorded using the lattice model.  Total stock issuance costs for June 30, 2014 and 2013 were $247,464 and $404,151, respectively.

During the six months ended June 30, 2014, the Company issued 388,800 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

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

The Company’s balance, for dividends payable, as of June 30, 2014 and December 31, 2013 is, $1,651,157 and $1,353,961, respectively.

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of June 30, 2014, an aggregate of 830,000 options had been granted under the plan, as follows:

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

On May 1, 2014, the Company issued 30,000 options to a member of its board of directors under the 2009 plan for compensation during 2014. The options have an exercise price of $1.25 per share and have a life of 2.69 years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $21,613 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 305% volatility, .64% risk free rate.  As of June 30, 2014, $5,403 were expensed.

On May 1, 2014, the Company issued 30,000 options to a member of its board of directors under the 2009 plan for compensation during 2014. The options have an exercise price of $1.25 per share and have a life of 2.69 years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $21,613 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 305% volatility, .64% risk free rate.  As of June 30, 2014, $5,403 was expensed.

On May 1, 2014, the Company issued 200,000 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest immediately on grant date. The Company valued these options using the Black-Scholes option pricing model totaling $162,580 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 415.87% volatility, 1.66% risk free rate.  As of June 30, 2014 the option issued were fully expensed.

The Company has recorded amortization expense of $173,386 and $609,855 related to these options for the six months ended June 30, 2014 and 2013.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and had no material subsequent events.

PART I,   ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section of our Annual Report on Form 10-K, as well as discussed elsewhere herein.

Liquidity and Capital Resources

Liquidity and Capital Resources at June 30, 2014, as Compared with December 31, 2013

As of June 30, 2014 and December 31, 2013, the Company had $1,640,573 and $1,241,397, respectively, of cash on hand.   The Company’s had positive working capital of $1,242,799 at June 30, 2014 compared to $819,765 as of December 31, 2013, resulting from decreases in accounts payables as a result of net cash used in operations of ($973,360).  SignPath had a deficit accumulated during the development stage of $11,825,297 as of June 30, 2014.

During the six months ended June 30, 2014, SignPath sold 1620 Units consisting of its securities at a price of $1,000 per Unit.  The Units sold in 2014 consisted of Series C Convertible Preferred Stock Units.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $1,620,000 and incurred stock offering costs of $247,464 related to such offerings during the six months ended June 30, 2014.

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

Cash used in operating activities for the six months ended June 30, 2014 was ($973.360) compared to cash used of ($790,504) during the six months ended June 30, 2013.  This resulted from a net loss of $1,156,889 during the six months ended June 30, 2014, offset by common stock and options issued for services of $224,386, by the decrease in accounts payable and accrued expenses of $(40,857).  This compared to a loss of $1,182,693 during the six months ended June 30, 2013, offset by common stock and options issued for services of $643,855, and a decrease in accounts payable and accrued expenses of $(255,736).
The Company had net cash provided by financing activities of $1,372,536 during the six months ended June 30, 2014 as a result of the $1,620,000 received in a Private Placement, reduced by $247,464 of offering costs.  During the six months ended June 30, 2013, the Company had $2,125,849 of net cash provided by financing activities as a result of the $2,530,000 received from a Private Placement of Preferred Stock less the stock offering costs of $404,151.

As a result of the foregoing, the Company’s cash increased by $399,176 during the six months ended June 30, 2014.

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

Results of Operations

Material Changes in Results of Operations

For the six months ended June 30, 2014, as compared with the six months ended June 30, 2013

The Company does not expect to receive any revenues prior to 2015.  Total operating expenses for the six months ended decreased to $1,157,286 as compared with $1,178,933 for the six months ended June 30, 2014, primarily as a result of $231,970 of professional fees decreasing from $695,465 for the six months ended June 30, 2013, related to the continued manufacture and preclinical development of its lead curcumin formulations.  Salaries and wages increased to $164,318 in the 2014 period from $163,579 in 2013.  Research and development increased to $746,538 in the 2014 period from $306,068 in the 2013 period.

Research and Development fees for the six months ended June 30, 2014, included payments to Dalton Pharma, Gemeinn, Northern Lipids, Inc., ClinicPace Worldwide, Polymun for, $43,666, $4,149, $114,092, $79,835, and $349,398, respectively, for lab fees and other costs related to the Company’s research and development efforts.  The Company incurred $155,397, in legal fees classified as research and development.

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

As a result of the foregoing, the Company had a net loss of $1,156,889, for the six months ended June 30, 2014 as compared to a net loss of $1,182,693 for the six months ended June 30, 2013.  The Company recorded a deemed dividend, in the amount of $297,196. The amount of loss attributable to common shareholders for the six months ended June 30, 2014 is $1,153,889.  This translates to a loss per share of ($0.09) for the six months ended June 30, 2014, as compared to ($0.09) for the six months ended June 30, 2013.

Three months ended June 30, 2014, as compared with three months ended June 30, 2013

The Company does not expect to receive any revenues prior to 2015. Total operating expenses during the three months ended June 30, 2014 (the “2014 Period”) increased to $958,915, as compared with $346,834 during the three months ended June 30, 2013 (the “2013 Period”) primarily as a result of an increase in professional fees of $157,375 as a result of stock and option issuance, resources, as well as a $429,093 in development of its lead curcumin. Salaries and wages increased to $107,745 in the 2014 period from $80,152 in the 2013 period.  Research and development increased to $616,750 in the 2014 period from $187,657 in the 2013 period.
Research and Development fees for the three months ended June 30, 2014, included payments to Dalton Pharma, Gemeinn, Northern Lipids, Inc., ClinicPace Worldwide, Polymun for, $12,790, $0, $96,592, $45,578, and $323,818, respectively, for lab fees and other costs related to the Company’s research and development efforts.  The Company incurred $137,971, in legal fees classified as research and development.

Research and Development fees paid in the 2013 Period included $48,827 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin. Other research and development payments included $63,414 and $38,445 to Polymnun and Nucro Technology, respectively, for lab fees and other costs related to the Company’s research and development efforts as well as $36,971 in legal fees classified as Research and Development.

As a result of the foregoing, the Company had a net loss of $958,715, for the three months ended June 30, 2014 as compared to a net loss of $413,942 for the three months ended June 30, 2013.  The Company recorded a deemed dividend, in the amount of $155,769. The amount of loss attributable to common shareholders for the three months ended June 30, 2014 is $958,715.  This translates to a loss per share of ($0.07) for the three months ended June 30, 2014, as compared to ($0.03) for the three months ended June 30, 2013.

Plan of Operations

Manufacturing of GMP grade synthesized curcumin is continuing at Sami labs, in India. Over 4.3 kilograms of the active principle was sent to Dalton Pharma Services in Canada for analytical and continuing stability testing. Aliquots of curcumin are sent to Polymun Scientific in Austria to manufacture the formulated GMP grade liposomal curcumin product. The product is further analyzed for endotoxins in Gibraltar Labs in New Jersey, and for release kinetics at Northern Lipids in Canada. The final product has been used in 45 human normal subjects in a Phase Ia ascending dose trial in Austria. Based upon these data, a Phase Ib clinical trial is ongoing in Austria: accruing cancer patients who progressed on standard of care therapy.

In the US, following discussions and suggestions by the FDA, an IND for liposomal curcumin in a Phase Ib trial was approved in the second quarter 2014. The first indication will be for non-small cell lung cancer (NSCLC) patients who have progressed on standard of care therapy.

Following allowance by the FDA, a second liposomal curcumin indication, for progressive Parkinson’s disease will be submitted to the FDA for a Phase Ib-II trial at Thomas Jefferson University.

A veterinary application of liposomal curcumin in dogs with progressive cancer was initiated during the 1stQ 2014 at U.C. Davis and is continuing.

Pre-clinical studies of the effects of liposomal curcumin on JCK kidney polycystic diseased mice is ongoing.

Non-clinical scale-up manufacturing of GMP grade Liposomal-PLGA-curcumin (Curcumin-ER): and extended release formulation at Sami labs in India and research is planned for the 3rd Q 2014. Preclinical Non-GLP formulated product underwent repeat efficacy trials in mice with xeno-transplanted human NSCLC tumors with a 52% reduction in growth of tumor observed after six weeks.

The liposome composed of DMPC and DMPG was initially discovered to prevent curcumin cardiac arrhythmias in in vitro and ex vivo studies in rabbit models, and in vivo in rabbit models challenged with approved QTc prolonging anticancer drugs, Crizotinib and Nilotinib. Additional  studies of anticancer QTc prolonging drugs and liposome mitigation are current in the 3rd quarter, 2014. Additional exploration of the molecular mechanism of action of the liposome, its component lipids, and metabolites in the cardiac potassium channel is planned for the 3rd quarter 2014 in a collaborative study with Avanti Polar Inc., IPS Therapeutique, Canada and the University of Mississippi.

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

As of June 30, 2014, we had cash and cash equivalents of $1,640,573.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of June 30, 2014.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2014, this Registrant sold 1,244.5 units (the “Units”), of its securities at a price of $1,000 per unit or $1,244,500.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 400 shares of common stock at $1.875 per share ending seven years following the Effective Date of its registration statement.  The Company received gross proceeds of $1,244,500 and paid 10% sales commissions of $124,450 to Meyers Associates, L.P. the Company’s placement agent.

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

Item 5.    Other Information

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

Dated: August, 18, 2014	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson, M.D.,
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2014

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