Form 10-Q
period 2014-09-30
SignPath Pharma, Inc.
filed 2014-11-14
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2014, the Company had authorized 50,000,000 shares, $.001 par value, common stock, of which 14,123,887 shares of common stock were issued and outstanding.

SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2014

Table of Contents

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited)	2

Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013	3

Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and	4

Notes to Condensed Financial Statements (unaudited)	5-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors – Not Applicable	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	24

SIGNATURES	25

SIGNPATH PHARMA, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS	(unaudited)

Cash	$1,177,769	$1,241,397

Total Current Assets	1,177,769	1,241,397

TOTAL ASSETS	$1,177,769	$1,241,397

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$874,631	$421,632

Total Current Liabilities	874,631	421,632

STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, 5,000,000 shares authorized 10,401 and 8,781 shares issued and outstanding, respectively	1,041	879
Common stock; $0.001 par value, 45,000,000 shares authorized; 14,123,887 and 12,877,500 shares issued and outstanding, respectively	14,125	12,879
Stock Payable	17,000	-
Accrued dividends	796,181	1,353,961
Additional paid-in capital	12,282,878	10,120,454
Accumulataed deficit	(12,808,087)	(10,668,408)

Total Stockholders' Equity	303,138	819,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,177,769	$1,241,397

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Operations
(unaudited)

	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	45,582	9,613	60,041	23,433
Professional fees	88,204	82,482	320,176	777,947
Research and development	799,965	312,671	1,546,500	618,739
Salaries and wages	45,207	84,847	209,527	248,426

Total Operating Expenses	978,958	489,613	2,136,244	1,668,545

OPERATING LOSS	(978,958)	(489,613)	(2,136,244)	(1,668,545)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	-	-	-	(3,926)
Transaction loss	(4,003)	-	(4,003)	-
Interest income	171	308	568	473

Total Other Income (Expense)	(3,832)	308	(3,435)	(3,453)

NET LOSS BEFORE INCOME TAXES	(982,790)	(489,305)	(2,139,679)	(1,671,998)
Provision for income taxes	-	-	-	-

NET LOSS	$(982,790)	$(489,305)	$(2,139,679)	$(1,671,998)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(982,790)	$(489,305)	$(2,139,679)	$(1,671,998)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.04)	$(0.17)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,877,500	12,858,599	12,877,500	12,848,108

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES

Net loss	$(2,139,679)	$(1,671,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	51,000	34,000
Options issued for services	186,384	650,025
Modification of warrants	13,132	-
Depreciation expense	-	144
Change in derivative liability, net of bifurcation	-	3,926
Changes in operating assets and liabilities
Accounts payable and accrued expenses	452,999	(389,002)

Net Cash Used in Operating Activities	(1,436,164)	(1,372,905)

INVESTING ACTIVITIES

Purchase of equipment	-	-

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Preferred stock issued for cash	1,620,000	3,194,250
Stock offering costs paid	(247,464)	(510,476)
Proceeds from related party notes payable	-	30,000
Repayment of related party notes payable	-	(30,000)

Net Cash Provided by Financing Activities	1,372,536	2,683,774

NET INCREASE (DECREASE) IN CASH	(63,628)	1,310,869
CASH AT BEGINNING OF PERIOD	1,241,397	31,922

CASH AT END OF PERIOD	$1,177,769	$1,342,792

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Derivative liability	$-	$(5,691,185)
Common stock issued for dividends	$1,025,404	$-
Preferred dividend accrual	$467,624	$349,939

The accompanying notes are an integral part of these financial statements.

SignPath Pharma Inc.
Period Ended September 30, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2014, the Company recognized sales revenue of $-0- and incurred a net loss of $2,139,679. As of September 30, 2014, the Company had an accumulated deficit of $12,808,087. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014, on a recurring basis:

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had` been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

NOTE 4 – EQUIPMENT

Property and equipment consists of the following as of September 30, 2014 and December 31, 2013, respectively. Depreciation expense was $-0- for the nine months ended September 30, 2014 and December 31, 2013, respectively.

	September 30,	December 31,
	2014	2013

Computer equipment	$5,390	$5,390
Accumulated Depreciation	(5,390)	(5,390)
Net Book Value	$-	$-

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

NOTE 7 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

On May 7, 2013, the Company amended its Certificate of Incorporation to eliminate anti-dilution price protection from its Series A Preferred Stock and associated derivative liability. For the Nine-months ended September 30, 2014 and 2013, the Company incurred a change in fair value of derivative of $0 and $3,926, respectively.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock (“Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, as last amended on July 17, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock. The shares of Preferred Stock are fully paid and non-assessable. As of September 30, 2014, the Company has issued 3,255 shares of Series A Preferred Stock convertible into an aggregate of approximately 3,831,576 shares of common stock.

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

Dividends

The holders of the Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Preferred Stock. Such dividends are payable in cash or shares of common stock, at the option of the Company, semiannually on the last business day of February and August of each year (each a “Dividend Payment Date”), commencing in February 2009 with respect to the period from issuance through such date. In September 2014, the Company issued 1,206,387 shares of common stock for accrued dividends. As of September 30, 2014, an aggregate of 796,181 shares of common stock are issuable for accrued dividends. The holders of the Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

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

Conversion

At the election of the holder thereof, each share of Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation. The Conversion Rate initially will be 1,177 shares of common stock ($.85 per share) for each Share of Preferred Stock, which has a stated value of $1,000 per share. If the Company issues or sells any shares of its common stock (or options, warrants or convertible securities, convertible or exchangeable into shares of common stock) hereinafter, a “Subsequent common stock Issuance”), then the Conversion Rate will be adjusted so that the number of shares of common stock issuable upon conversion of each share of preferred stock shall be equal to the quotient obtained by dividing $1,000 by the price per share of common stock (or the conversion price per share in the case of a sale of options, warrants or convertible securities) sold in such Subsequent common stock Issuance.

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

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock. The shares of Series B Preferred Stock are fully paid and non-assessable. As of September 30, 2014, the Company had issued 2,146 shares of Series B Preferred Stock convertible into an aggregate of 2,525,842 shares of common stock.

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

Conversion

At the election of the holder thereof, each share of Series B Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation. The Conversion Rate initially will be 1,177 shares of common stock ($.85 per share) for each Share of Series B Preferred Stock, which has a stated value of $1,000 per share.

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

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (“Series C Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on March 12, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock. The shares of Series C Preferred Stock are fully paid and non-assessable. As of September 30, 2014, the Company had issued 5,000 shares of Series C Preferred Stock convertible into an aggregate of 4,000,000 shares of common stock.

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

Conversion

At the election of the holder thereof, each share of Series C Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation. The Conversion Rate initially will be 800 shares of common stock ($1.25 per share) for each Share of Series C Preferred Stock, which has a stated value of $1,000 per share.

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

Series D Convertible Preferred Stock

The Series D Convertible Preferred Stock (“Series D Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on September 11, 2014, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series D Preferred Stock. The shares of Series D Preferred Stock are fully paid and non-assessable. As of September 30, 2014, the Company has not issued any shares of Series D Preferred Stock convertible into an aggregate of 0 shares of common stock.

Rank

The Series D Preferred Stock ranks(i) senior to the common stock and any other class or series of the Company’s capital stock either specifically ranking by its terms junior to the Series D Preferred Stock or not specifically ranking by its terms senior to or on parity with the Series D Preferred Stock, (ii) on parity with the Series B and C Preferred Stock and any class or series of the Company’s capital stock specifically ranking by its terms on parity with the Series D Preferred Stock, and (iii) junior to Series A Preferred Stock, in each case, as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary.

Dividends

The holders of the Series D Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Series D Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Series D Preferred Stock. Such dividends are payable in cash or shares of common stock, at the option of the Company. The holders of the Series D Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

Dividends on the Series D Preferred Stock will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. Dividends accumulate to the extent they are not paid on the Dividend Payment Date to which they relate. According to Delaware law, the Company may declare and pay dividends or make other distributions on its capital stock only out of legally-available funds. In addition, no dividends or distributions may be declared, paid or made if the Company is or would be rendered insolvent by virtue of such dividend or distribution. The Company may not (i) pay any dividends in respect of any shares of capital stock ranking junior to the Series D Preferred Stock (including the common stock), other than dividends payable in the form of additional shares of the same junior stock as that on which such dividend is declared, or (ii) redeem any shares of capital stock ranking junior to the Series D Preferred Stock (including the common stock), unless and until all accumulated and unpaid dividends on the Series D Preferred Stock have been, or contemporaneously are, declared and paid in full.

Conversion

At the election of the holder thereof, each share of Series D Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation. The Conversion Rate initially will be 500 shares of common stock ($2.00 per share) for each Share of Series D Preferred Stock, which has a stated value of $1,000 per share.

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

Voting Rights

The affirmative vote of the holders of at least a majority of the outstanding shares of Preferred Stock, voting as a class, shall be required to authorize, effect or validate (i) any change in the rights, privileges or preferences of the Series D Preferred Stock that would adversely affect the Series D Preferred Stock, or (ii) the authorization, creation, issuance or increase in the authorized or issued amount of any class or series of stock ranking on parity with or superior to the Series D Preferred Stock with respect to the declaration and payment of dividends or distribution of assets upon liquidation, dissolution or winding-up of our Company. In addition, the holders of Preferred Stock shall have the right to vote, together with holders of common stock as single class, on all matters upon which the holders of common stock are entitled to vote pursuant to applicable Delaware law or the Company’s Certificate of Incorporation. The Series D Preferred Stock shall vote on an “as converted basis” with each holder of Preferred Stock having one vote for each Conversion Share underlying such holder’s shares of Preferred Stock.

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

During the nine months ended September 30, 2014, the Company issued 1,621 shares of its par value $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

During the year ended December 31, 2013, the Company issued 3,380 shares of its par value, $0.10 Series C Convertible Preferred Stock for cash at $1,000 per share.

As of September 30, 2014 and December 31, 2013, the Company has accrued $796,181 and $1,353,961 and has paid $1,025,404 and $0 dividends, respectively.

NOTE 9 – COMMON STOCK

During period ended September 30, 2014, the Company issued 40,000 shares of common stock to the Chairman of the Audit Committee for services for a value of $34,000. The Chairman of the Audit Committee received 30,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011 and February 20, 2013, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee. The 40,000 issued during the period was valued at the stock price of $0.85. During the same period, the Company recorded a stock payable of $17,000 for services and will be issued to him after full year of service. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation. The Company also settled $1,024,198 of accrued dividends payable by issuing 1,206,387 shares of common stock to Series A Preferred shareholders valued at $.85 per share.

NOTE 10 – WARRANTS

A summary of the status of the Company's warrants as of September 30, 2014, and changes from December 31, 2013 through September 30, 2014 are presented below:

Date of Issuance	Warrant Shares	Exercise Price	Value if Exercised

Outstanding at 12/31/13	12,792,728	1.18	15,065,087
03/21/14	20,200	1.85	37,370
03/21/14	50,000	1.85	92,500
03/21/14	40,000	1.85	74,000
03/21/14	40,000	1.85	74,000
03/21/14	90,120	1.25	112,650
05/05/14	4,000	1.88	7,520
05/05/14	236,000	1.88	443,680
05/05/14	144,000	1.25	180,000
05/28/14	1,484,851	1.25	1,856,064
05/28/14	(1,537,840)	1.25	(1,922,300)
06/18/14	190,000	1.88	357,200
06/18/14	16,000	1.88	30,080
06/18/14	47,800	1.88	89,864
06/18/14	4,000	1.88	7,520
06/18/14	154,680	1.25	193,350
07/22/14	(1,484,851)	1.25	(1,856,064)
07/22/14	1,469,851	1.25	1,837,314
07/22/14	15,000	1.25	18,750
07/22/14	(607,200)	.85	(516,120)
07/22/14	607,200	.85	516,120
Outstanding at 9/30/14	13,776,539	1.43	$19,673,118

As of December 1, 2013, the Company’s Board of Directors extended the terms of all outstanding warrants, some of which were set to expire in 2014 or 2015, such that none of the warrants expire before the fifth anniversary of the date on which the Company’s common stock begins trading on a national securities exchange, the OTC Bulletin Board for OTC Pink. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 and $1.27 stock price, $0.85 and $1.27 exercise price, the Warrants expire before the 5th anniversary of the date on which the Common Stock begins public trading, 107.73% volatility, .10% to 143% risk free rate.

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

The Company will issue cash or warrants as stock offering costs. The Company recognizes the cost upon completion of the share purchase. Warrants are valued and recorded using the lattice model. Total stock issuance costs for September 30, 2014 and 2013 were $247,464 and $404,151, respectively.

During the nine months ended September 30, 2014, the Company issued 403,800 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

On July 22, 2014, the Company voided and replaced 2,092,051 placement agent warrants with an exercise price of $0.85 to $1.25 which will expire on the seventh anniversary of the modification. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 to 7 years to maturity, 99.66% volatility, 1.91% to 2.13% risk free rate. As a result of the modification, the Company recognized a loss on equity modification of $13,132.

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

The Company’s balance, for dividends payable, as of September 30, 2014 and December 31, 2013 is, $796,181 and $1,353,961, respectively.

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

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of September 30, 2014, an aggregate of 830,000 options had been granted under the plan, as follows:

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

On May 1, 2014, the Company issued 30,000 options to a member of its board of directors under the 2009 plan for compensation during 2014. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $21,613 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 305% volatility, .64% risk free rate. As of September 30, 2014, $10,806 were expensed.

On May 1, 2014, the Company issued 30,000 options to a member of its board of directors under the 2009 plan for compensation during 2014. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $21,613 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 305% volatility, .64% risk free rate. As of September 30, 2014, $10,806 were expensed.

On May 1, 2014, the Company issued 200,000 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest immediately on grant date. The Company valued these options using the Black-Scholes option pricing model totaling $162,580 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 415.87% volatility, 1.66% risk free rate. As of September 30, 2014 the option issued were fully expensed.

The Company has recorded amortization expense of $186,385 and $650,025 related to these options for the nine months ended September 30, 2014 and 2013.

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

Liquidity and Capital Resources

Liquidity and Capital Resources at September 30, 2014, as Compared with December 31, 2013

As of September 30, 2014 and December 31, 2013, the Company had $1,177,769 and $1,241,397, respectively, of cash on hand.   The Company’s had positive working capital of $303,138 at September 30, 2014 compared to $819,765 as of December 31, 2013, resulting from increases in accounts payables as a result of net cash used in operations of ($1,436,164).  SignPath had an accumulated deficit of $12,808,087 as of September 30, 2014.

During the nine months ended September 30, 2014, SignPath sold 1620.5 Units consisting of its securities at a price of $1,000 per Unit.  The Units sold in 2014 consisted of Series C Convertible Preferred Stock Units.  Each Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a five-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $1,620,000 and incurred stock offering costs of $247,465 related to such offerings during the nine months ended September 30, 2014.

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

Cash used in operating activities for the nine months ended September 30, 2014 was ($1,436,164) compared to cash used of ($1,372,905) during the nine months ended September 30, 2013.  This resulted from a net loss of $2,139,679 during the nine months ended September 30, 2014, offset by common stock and options issued for services of $237,384, warrants modification valued at $13,132, and an increase in accounts payable and accrued expenses of $452,999.  This compared to a loss of $1,671,998 during the nine months ended September 30, 2013, offset by common stock and options issued for services of $684,025, and a decrease in accounts payable and accrued expenses of $(389,002).

The Company had net cash provided by financing activities of $1,372,536 during the nine months ended September 30, 2014 as a result of the $1,620,000 received in a Private Placement, reduced by $247,464 of offering costs.  During the nine months ended September 30, 2013, the Company had $2,683,774 of net cash provided by financing activities as a result of the $3,194,250 received from a Private Placement of Preferred Stock less the stock offering costs of $510,476.

As a result of the foregoing, the Company’s cash decreased by $63,628 during the nine months ended September 30, 2014.

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

Results of Operations

Material Changes in Results of Operations

For the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013

The Company does not expect to receive any revenues prior to 2015.  Total operating expenses for the nine months ended increased to $2,136,244 for the nine months ended September 30, 2014 as compared with $1,668,545 for the nine months ended September 30, 2013, primarily as a result of research and development increased to $1,546,500 in the 2014 period from $618,739 in the 2013 period, offset by  $320,176 of professional fees decreasing from $777,947 for the nine months ended September 30, 2013, related to the continued manufacture and preclinical development of its lead curcumin formulations.  Salaries and wages decreased to $209,527 in the 2014 period from $248,426 in 2013.

Research and Development fees for the nine months ended September 30, 2014, included payments to Dalton Pharma, Gemeinn, Northern Lipids, Inc., ClinicPace Worldwide, Polymun for, $60,537, $4,149, $187,111, $122,165, and $968,444, respectively, for lab fees and other costs related to the Company’s research and development efforts.  The Company incurred $204,094, in legal fees classified as research and development.

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

As a result of the foregoing, the Company had a net loss of 2,139,679, for the nine months ended September 30, 2014 as compared to a net loss of $1,671,998 for the nine months ended September 30, 2013.  The Company recorded a deemed dividend, in the amount of $630,126. The amount of loss attributable to common shareholders for the nine months ended September 30, 2014 is 2,139,679.  This translates to a loss per share of ($0.17) for the nine months ended September 30, 2014, as compared to ($0.13) for the nine months ended September 30, 2013.

Three months ended September 30, 2014, as compared with three months ended September 30, 2013

The Company does not expect to receive any revenues prior to 2015. Total operating expenses during the three months ended September 30, 2014 (the “2014 Period”) increased to $978,958, as compared with $489,613 during the three months ended September 30, 2013 (the “2013 Period”) primarily as a result of an increase in professional fees of $5,722 and general and administrative expenses of $45,582 as a result of resources. Salaries and wages decreased to $45,207 in the 2014 period from $84,847 in the 2013 period.  Research and development increased to $799,965 in the 2014 period from $312,671 in the 2013 period.

Research and Development fees for the three months ended September 30, 2014, included payments to Dalton Pharma, Gemeinn, Northern Lipids, Inc., ClinicPace Worldwide, Polymun for, $16,871, $0, $73,019, $42,330, and $619,046, respectively, for lab fees and other costs related to the Company’s research and development efforts.  The Company incurred $48,729, in legal fees classified as research and development.

Research and Development fees paid in the 2013 Period included $0 to the University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin. Other research and development payments included $176,169 and $0 to Polymnun and Nucro Technology, respectively, for lab fees and other costs related to the Company’s research and development efforts as well as $52,366 in legal fees classified as Research and Development.

As a result of the foregoing, the Company had a net loss of $982,790, for the three months ended September 30, 2014 as compared to a net loss of $489,305 for the three months ended September 30, 2013.  The Company recorded a deemed dividend, in the amount of $0. The amount of loss attributable to common shareholders for the three months ended September 30, 2014 is $984,326.  This translates to a loss per share of ($0.08) for the three months ended September 30, 2014, as compared to ($0.04) for the three months ended September 30, 2013.

Plan of Operations

Manufacturing of GMP grade synthesized curcumin is continuing at Sami labs, in India. Over 4.3 kilograms of the active principle was sent to Dalton Pharma Services in Canada for analytical and continuing stability testing. Aliquots of curcumin are sent to Polymun Scientific in Austria to manufacture the formulated GMP grade liposomal curcumin product. The product is further analyzed for endotoxins in Gibraltar Labs in New Jersey, and for release kinetics at Northern Lipids in Canada. The final product has been used in 45 human normal subjects in a Phase Ia ascending dose trial in Austria. Based upon these data, a Phase Ib clinical trial is ongoing in Austria: accruing as of this date 12 cancer patients who progressed on standard of care therapy.

In the US, following discussions and suggestions by the FDA, an IND for liposomal curcumin in a Phase Ib trial was approved in the second quarter 2014. The first indication will be for non-small cell lung cancer (NSCLC) patients who have progressed on standard of care therapy.

Following allowance of the protocol by the FDA, a second liposomal curcumin indication, for progressive Parkinson’s disease will be submitted to the FDA for a Phase II trial at Thomas Jefferson University.

A veterinary application of liposomal curcumin in dogs with progressive cancer was initiated during the 1stQ 2014 at U.C. Davis and is continuing: 6 dogs are under study.

Preclinical Non-GLP formulated product underwent repeat efficacy trials in mice with xeno-transplanted human NSCLC tumors with a 52% reduction in growth of tumor observed after six weeks Non-clinical scale-up manufacturing of GMP grade Liposomal-PLGA-curcumin (Curcumin-ER): and extended release formulation at Sami labs in India and research is planned for the 2nd Q 2015.

The liposome composed of DMPC and DMPG was initially discovered to prevent curcumin induced cardiac arrhythmias in in vitro, in ex vivo studies in rabbit models, and in vivo in rabbit models challenged with clinically approved QTc prolonging anticancer drugs, Crizotinib and Nilotinib. Additional  studies of anticancer QTc prolonging drugs and liposome mitigation are current in the 4th quarter, 2014. Additional exploration of the molecular mechanism of action of the liposome, its component lipids, and metabolites in the cardiac potassium channel is planned for the 4th quarter 2014 in a collaborative study with Avanti Polar Inc., IPS Therapeutique, Canada. The optimum compound of oral formulations with a eutectic mixture and DMPC,DMPG, LysoPC ,LysoPG and EGPG are being studied at IPS therapeutic to decide upon a lead compound to take into the clinic. Animal toxicology  at Nucro Technics Inc. in 1st q 2015 will follow.

The effects of liposomal curcumin on mercury poisoning in mice are being explored  at Thomas Jefferson University, Philadelphia in the 4th Q 2014.

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

As of September 30, 2014, we had cash and cash equivalents of $1,177,769.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management has validated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the " Exchange Act"), as of September 30, 2014.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were ineffective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This conclusion is based on the fact that due to limited resources, the Company is unable to maintain adequate segregation of duties.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2014, the Registrant issued an aggregate of 1,206,387 shares of Common Stock to 44 holders of the Series A Preferred Stock in payment of accrued dividends.

The Company claimed an exemption from registration pursuant to the Securities Act of 1933, as amended, as such dividend was not a sale under the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures

None

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

Dated: November 14, 2014	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)