Form 10-K
period 2014-12-31
SignPath Pharma, Inc.
filed 2015-04-09
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-158474

SIGNPATH PHARMA INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	20-5079533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3477 Corporate Parkway, Suite 100
Center Valley, PA	18034
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes     ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑      Yes☐      No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes☑ No

As of March 31, 2015, 14,163,887 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

On June 30, 2014, the aggregate market value of voting stock (based upon the closing price of the Registrant’s common stock on that date) held by non-affiliates of the Registrant was $0, as there is no public market for the Company’s Common Stock.

Documents Incorporated By Reference: None.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Throughout this report, the terms “we,” “us,” “our,” “registrant,” “Company” refer to SignPath Pharma Inc.

Business

SignPath is a clinical stage biotechnology company founded in May 2006 to develop synthesized proprietary formulations of curcumin, a naturally occurring compound found in the root of the Curcuma longa Linn (turmeric) plant, for applications in human diseases   Good Manufacturing Practice (GMP) synthesis renders the curcumin active pharmaceutical ingredient (API) 99.2% pure.  The Company is a publicly held non-traded Delaware corporation.

Curcumin has an extensive history as an oral medicinal product with safe human use, but its potential therapeutic benefits have been limited by its low absorption (the amount of active drug reaching lesioned tissue) when taken orally, as well as its inactivation in the liver (due to hepatic glucuronidation or sulfation) and “hydro-phobic” nature whereby it is not soluble in water or blood. SignPath has developed and received approval in June 2014 from the U.S. Food and Drug Administration (the “FDA”) of its Investigational New Drug (“IND”) application, and in Europe for an Investigated Medical Product Dossier (“IMPD”) for parenterally (taken into the body in a manner other than the digestive tract) administered curcumin, allowing curcumin to be administered intravenously and delivered to diseased sites with minimal inactivation. We believe that the liposomes, liposomal curcumin, and liposomal-PLGA-curcumin formulations we have licensed based on management’s experience and the opinions of our consultants may be useful in the treatment of cancer, diabetes immunologic, cardiac and neurologic disorders. The Company is developing two different intravenous/subcutaneous nano-particle sized formulations and a specific liposome application. Proof of efficacy of these compounds against human tumor xenografts in mice and prevention of cardiac arrhythmias was patent submitted and published. During IND mandated pre-clinical toxicity trials in dogs with liposomal curcumin, a dose-dependent hemolysis was observed, allowing us to identify a safe dose level, hence, allowing specific dose/schedules of administration for clinical trials in dogs and humans.

SignPath has licensed three proprietary intravenous formulations containing curcumin as the active therapeutic agent. The first is a liposomal version licensed from University of Texas MD Anderson Cancer Center (“UTMDACC”) which is currently in Phase Ib clinical trials in Salzburg, Austria; the second is a nanosized version licensed from the Johns Hopkins University (“JHU”); and the third is an extended release Liposomal-PLGA formulation (curcumin-ER) licensed from the University of North Texas Health Science Center. The Company’s near term (next 12 months) goals are to complete preclinical development of curcumin-ER, to file a second IND and to begin Phase I trials for safety and dosage studies in patients with cancer under its initial IND approved in June 2014. The complete dossier for liposomal curcumin, our first formulation was submitted to the European Medicines Agency (the “EMA”) on June 8, 2011, for Phase Ia clinical trials and was completed in October 2012. The Company believes its licensed synthetic chemical formulations of curcumin will replace the naturally occurring extract mixture of curcuminoids, and its discovery of the anti-arrhythmia effects of its liposome and analogs will render them potentially patentable; patents for liposomal curcumin and nanocurcumin have already been issued. The Company plans to develop these new products which potentially will give SignPath proprietary curcumin preparations with applications in the treatment for a broad spectrum of neoplastic, neurologic, cardiac, and immunologic indications.

The Company has assembled leaders experienced in pharmacologic development of natural products to advise it on the development of its curcumin formulations. This Scientific Advisory Board is comprised of individuals with specific experience with natural products, formulation development, neoplastic, immunologic and neurologic disorders. Expertise in analytical chemistry will come from commercially based product chemists. Drug development will be overseen by Lawrence Helson MD, Chief Executive Officer, an oncologist with 25 years of pharmaceutical development experience; Anirban Maitra, PhD, MPPH, of UTMDACC, who has expertise in nanotechnology, development of nano, and liposomal curcumin testing for antitumor effects; Judith A. Smith, PhD, director of the UTMDACC preclinical development group for the liposomal formulation and Jamboor Vishwanatha of University of North Texas Health Science Center who has experience with extended release formulations.

The Company’s Scientific Advisory Board members all bring relevant experience to the Company. Professor Tauseef Ahmad, MD is an experienced principal investigator for lymphoma, myeloma and solid tumor studies. Dr. Peter P. Sordillo, who joined our Scientific Advisory Board in 2013, was on the Staff of Medical Oncology and Hematology at Lenox Hill Hospital, New York as an experienced Oncologist.  George Shopp, PhD, is an experienced toxicologist.  See “Management” below for more information about our management team and Scientific Advisory Board members.

Clinical application strategies will be based upon the advice of the individuals serving on the Scientific Advisory Board, all of whom have academic and practical experience in biopharmaceutical development. As described below, we expect that our Phase I and II clinical trials will be run by contract clinical research organizations in Europe and the United states.

During the fiscal years ended December 31, 2013 and 2014, the Company expended $841,502, and $1,927,851, respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

Target Markets

The anticipated markets for therapeutic curcumin are diseases for which current therapeutic alternatives are not satisfactory or unavailable. There are several malignant diseases which are classified as orphan indications, defined by the U.S. Food and Drug Administration (the “FDA”) as conditions with less than 200,000 patients in the United States. Some of these conditions exhibit dependency upon NF-kB (NF-kappaB, a family of intracellular proteins), a signaling pathway component inhibited by curcumin.1    Two such indications are lung and pancreatic cancers. The Company currently plans to pursue the development and testing of therapies with parenterally-administered curcumin to address non-small cell lung and other cancers, in which current treatment is only marginally effective or could be greatly improved. Additional indications are Parkinson’s disease, drug-induced cardiac arrhythmias and an infection or drug-induced immunologic disorders (cytokine storm).

Preclinical and animal studies conducted by other scientists of curcumin-based treatments in cancer therapy suggest it may have an application as a parenteral drug for both prophylaxis and therapy.2   While these preclinical data show potentially beneficial activity and exhibit multiple mechanisms of action, the parenteral route has not yet been tried in controlled human clinical trials. Current trials with oral curcumin by academic research groups at various stages of pre-clinical and clinical development have limited efficacy. The Company’s goals differ in that it intends to establish the safety and efficacy of parenteral curcumin in patients.

While our focus is on non-small cell lung cancer, subsequent studies may consider pancreatic cancer an unmet clinical need and the fifth leading cause of cancer deaths, accounting for an estimated 45,600 deaths annually in the United States, according to published reports found in Burro, H.A. et al. This cancer is largely resistant to the current approved drug, gemcitabine, and results in an objective tumor response in less than 10% of patients resulting in a minor impact on survival.3    Most patients with this diagnosis could be candidates for trials in combination with gemcitabine, or trials of curcumin alone as a second line therapy.

The annual incidence of lung cancer is approximately over 200,000 cases in the United States and about 170,000 deaths. Lung cancer researchers have shown an increased expression of curcumin-sensitive signaling pathways, which the Company believes may make it susceptible to therapy with our product candidate. Based upon pre-clinical studies conducted by SignPath scientists with our active principle and other scientists with curcumin extracts, we believe the potential patient population could include the majority of these patients following failure of standard treatment, or as testing advances, in combination therapy or as a first line single-agent.

Other potential susceptible tumor types are primary and metastatic brain tumors and lymphoma in adults. The market for glioblastoma multiforme and other malignant gliomas has an incidence of about 17,000 per year, or 59 per million of the population, according to the scientific literature.4  Although this represents just 2% of cancer deaths in the United States, survival rates are low and cost of treatment is high. Following standard therapy, the median survival of glioblastoma patients is 9 to 11 months with less than 5% of patients alive after 5 years. In addition, metastases to the brain from other sites affect an estimated 75,000 patients per year and have very poor survival rates, making primary and metastatic brain tumors a clear unmet need. The annual incidence of lymphoma is approximately 66,000 cases in the United States. Multiple myeloma is responsible for 10% to 20% of the lymphoma malignancies, with skeletal involvement in about 80% of the patients.5  Lymphoma researchers have shown an increased expression of the curcumin-sensitive signaling pathway, which the Company believes may make it susceptible to therapy with our product candidates. In our drug distribution trials in dogs we observed large amounts of liposomal curcumin collected in the lung tissues following 8 hour infusions, suggesting that lung disorders would be appropriate clinical targets. Lung cancer affects 175,000 persons in the United States.

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

____________________
1 Ahn KS, Aggarwal BB., 2005 Transcription factor NF-(kappa)B; A sensor for smoke and stress Signals. Ann N.Y. Acad Sci 1056:218-233.
2 Aggarwal B.B., Kumar A, Bharti C 2003. Anticancer potential of curcumin. Pre-clinical and clinical studies. Anticancer Research 23:363-398.
3 See footnote 1 above.
4 See footnote 2 above.
5 Burris H.A. et al. 1997 Improvements in survival and clinical benefit with gemcitabine as first line therapy for patients with advanced pancreatic cancer: a randomized trial. J Clinical Oncology 15:2403-2413.
 Marketing Strategies

SWOT Analysis

Strength:
Currently, six liposomal chemotherapeutics have received clinical approval and others are in clinical trials or undergoing preclinical evaluation. Liposomes exhibit low toxicity and improve the biopharmaceutical features and therapeutic index of drugs, thereby increasing efficacy and reducing side effects. Liposomal incorporation offers advantages for the delivery of chemotherapeutics which are metabolically unstable or poorly water-soluble. SignPath is developing parenteral curcumin administration methods because the oral route of administration of this compound lacks sufficient bioavailability for systemic disease therapy. The Phase Ib liposomal curcumin formulation was initiated in a cancer patient in Salzburg, Austria in October 2013. Based upon initial observations we altered the infusion delivery method and shortened the infusion duration from 24 to 8 hours, the same procedure we plan to use in clinical trials in the United States. SignPath has a strong relationship with curcumin manufacture, analytics, regulatory and CRO groups in Canada, Europe, and in the United States.

There are 42 publications (See “Business” below) regarding our products, eight patents pending and three issued. The formulations may be applicable for diseases affecting large numbers of people.

Weakness:
Contraindicated in patients with a pre-existing bleeding diathesis. When solubilized in alkaline media, and at high ambient light conditions it is instable. Intravenous administration can be safely done using controlled syringe infusions  rather than electronic impellent pumps which cause the product to precipitate in the infusion line.

Opportunity:
Curcumin can be applicable to unmet clinical indications including cancer, and neurologic disorders.  It can also be used in auto-immune, inflammatory diseases, mycoses, and parasitic diseases alone or in combination with other treatment modalities such as cytotoxics, and ionizing radiation.

Threat:	None from established pharmaceutical companies worldwide.

Marketing Strategies

Curcumin has potential utility in over 5,000,000 patients in multiple clinical disorders assuming penetration in all potential markets. Our initial plan is to determine its efficacy in lung cancer, and Parkinson’s disease (over 1,200,000 patients). Used alone or in combination with other drugs or radiation treatments, we anticipate being able to market, when approved by the FDA, to between 10% and 50% of eligible patients depending upon the indications chosen and responses in Phase II and Phase III clinical trials.

Curcumin is not a branded name because of extensive use as a spice for over 3,000 years. As data is developed we anticipate presenting this information at large international and disease specialty meetings, e.g., ASCO, and EMSO.  The cardiac arrhythmia action of the liposome and its analogs has been presented, and its effects published in 9th International Conference of Anticancer Research, Sithonia, Greece, and Safety Pharmacology Society, Washington, D.C.  Pricing and sales are too early to identify at this stage of development.

Product Overview

Background on Curcumin

Curcumin has been used primarily in its natural state in turmeric as an ingredient in foods for hundreds of years in India and the Asian subcontinent where it grows naturally. It also has a history of use as a medicinal extract. 6

The history of curcumin includes oral human use for a variety of benign and malignant diseases. A body of published research explaining curcumin’s mechanisms of action at the cellular level supports its potential application in humans.7 8   In addition, there have been parenteral curcumin toxicology studies in mice and rats published by other researchers which support a finding of curcumin’s safety after oral application.

________________
6 See footnote 2 above.
7 Reddy RC, Vatsala PG, Keshamouni VG et al, 2005. Curcumin for Malaria Therapy Biochemical and Biophysical Research Communications 326:472-474; see footnotes 1 and 2 above.
8 Li,L., Brairteh, F. Kurzrock,R 2005. Liposome Encapsulated Curcumin. In Vitro Effects on proliferation, apoptosis, signaling and angiogenesis. Cancer, 104:1322-1331.

The problem that has limited the therapeutic potential of curcumin is that it is orally delivered and the curcumin has limited bioavailability. This is because curcumin is inactivated as it passes through the intestinal wall and the liver. Lymphoma researchers have attributed its low efficacy to low levels of active drug reaching the bloodstream. Yet, uncontrolled clinical trials conducted by third parties have indicated that oral curcumin may have preventative clinical activity in several diseases, when taken over long periods of time, but not in established systemic diseases.

To address this problem, SignPath has developed parenteral formulations (administration that bypasses the gastrointestinal system) in the form of a liposomal version, a nanosized version, and a delayed release version. Predicated upon the dosage schedules, needs, and population demographics of different disease entities, the Company believes these curcumin-based treatments will be applicable for a broad spectrum of systemic diseases, i.e., proliferative malignant diseases and neurologic disorders. In addition, curcumin is believed to work as a chemopreventive agent in cancers of the bladder, colon, stomach, and skin based upon its established antioxidant and anti-inflammatory properties.  9

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

Once a cell signaling pathway is activated, a series of reactions (or cascade) occurs within the cell. Each step activates a specific protein in the pathway, and its active products initiate the activation of the next protein in the process. Some of the cellular processes that are controlled in this manner include inflammatory pathways, cell proliferation, cell survival, and cell death (apoptosis). Elevated levels of activated inflammatory and survival pathways have been correlated with many types of tumors,10 and can also be markers for more severe disease and/or poor prognosis. Some pathways are associated with resistance to chemotherapy, translated as tumor cell survival in the presence of conventional chemotherapy. These are some of the many tumor cell characteristics that can make cancer a fatal disease.

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

SignPath believes inhibition of these critical intracellular survival pathways are good targets for drug development, and our management believes that curcumin is an attractive lead compound for further development due to its inhibition of major survival pathways and collateral effects of activating death pathways. It also prohibits inflammation and release of inflammatory cytokines such as tumor necrosis factor-ά (alpha), inflammatory cells such as macrophages which are required for the development and spread of tumors. Recently it has been shown that activation of NF-kB (an intracellular protein) is a critical component in cellular responses to TOLL-receptor ligands (receptors that activate immune cell responses) and Interleukin-1 (a cytokine). The latter are implicated in the innate immune response promoting murine hepatocellular and colon carcinoma.  11   One of the established effects of curcumin is to inhibit NF-kB and subsequent TOLL-receptor ligand activity. Scientific studies have suggested that a drug that can inhibit these activated survival and inflammatory pathways should be able to stop the growth of cancer cells. Blocking inhibitors of death pathways are believed to shorten the cell’s ability to survive.12

Liposome Encapsulation and Nanocurcumin

SignPath was developing nanosized formulations of curcumin which are now a fail-safe drug after development of the other formulations. The liposomal version is a phospholipid coating that encases the molecule. This increases solubility in serum, and increases the drug’s circulation time allowing more drug to reach tumor sites. In an extended release modification, pre-clinical studies of curcumin with human lung cancer xenotransplants in mice have been completed at the University of North Texas (see below).

_________________
9 See footnote 1 above.
10 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal Tumorigenesis Through the Adaptor Protein MyD88. Science 317: 124-127.
11 See footnote 2 above.
12 See footnote 8 above.

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

Cancer: Less than 1% of an oral dose of curcumin is absorbed; yet in spite of this extreme limitation, there are publications that suggest preventative anti-cancer activity of orally administered curcumin 13.   More substantial evidence for anticancer activity is suggested from in vitro and animal experiments. Its anticancer effects include promoting apoptosis (cell death pathways) and down regulation of major pro-survival factors, including AKT, NF-kB, STAT-3, and Survivin signaling pathways. We, therefore, believe that commercial application of parenteral curcumin formulations for cancers which depend upon NF-kB (such as pancreatic cancer) represent prime candidates for Phase II trials assuming successful preclinical and Phase I trials. Many other cancers such as brain tumors are also dependent upon AKT, NF-kB, and survival pathways which may render them additional potential clinical targets. 14

Government Regulation

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

During the initial Phase I, the drug must be tested in healthy human volunteers to determine a tolerable dosage regimen that is sufficiently safe to proceed with further testing in a larger group of diseased patients. Testing in disease-free volunteers can supply accurate estimates of safety and tolerability for application in persons with non-cancer indications, while testing in patients with pre-treated cancers designated Phase Ib can indicate different degrees of tolerance depending upon their past medical history.
____________________
13 See footnote 2 above.
14 See footnote 1 above.

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

Other Uses of Curcumin

There are other potential uses of curcumin in addition to our initial focus on lung cancer and Parkinson’s disease. Following our clinical trials in these two categories, we will seek to study other cancer candidates which have an AKT or NF-kB requirement for survival and proliferation, such as breast and brain cancers. The unique protean activity of curcumin also suggests its use with other cancer treatment modalities. For example, it may increase tumor cell susceptibility to standard treatment with radiation or chemotherapy, and prevent adverse reactions from other drugs used to treat non-cancer conditions.

Because of the protean nature of curcumin’s interaction with different cell components, and based upon data derived from traditional use and non-clinical and pre-clinical laboratory studies, we believe it may have a therapeutic role in numerous non-cancer indications, including neurologic disorders, immunologic disorders and cardiac arrhythmias.

To expand its use for Parkinson’s disease, a research grant was received for approximately $82,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin and the other two formulations passage across the blood brain barrier and focal cerebral distributions in rat brains in collaboration with Dr. S. Chiu at the Department of Pharmacology and Toxicology, University of Western Ontario, Canada. Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s disease (striatum and substantial nigra pars compacta) and memory processing (hippocampus). In a subsequent study based upon these data an intravenous liposomal curcumin formulation was effective in blocking progression of brain neuronal death in DJ-1 knockout rats (genetically designed to develop early Parkinson’s disease signs and symptoms). Metabolomic analyses of Parkinson’s-related brain domains in these same rats has been completed and showed significant and specific effects related to amelioration of the disease. These observations indicate that curcumin may be effective in patients with Parkinson’s disease and potentially in other neurologic disorders, such as trauma brain injury, and post-traumatic stress disorder.  The Company’s three different (liposomal, polymeric and slow release PLGA) intravenous nanoparticle size formulations have demonstrated proof of efficacy of these formulations against human tumor xenografts in mice. During IND pre-clinical toxicity trials in dogs, with liposomal curcumin, a dose-dependent hemolysis was observed. It suggested specific dose/schedules of administrations might be required for trials in humans. Follow up studies included in vitro testing of curcumin with human red blood cells revealed the concentrations of curcumin inducing hemolysis were greater than that necessary to mitigate tumors. A patent for preventing this activity has been issued.

The Company has reached an agreement in principle to enter into a Clinical Trial Research Agreement with Thomas Jefferson University in Philadelphia, Pennsylvania (“TJU”).  Upon approval by the TJU board, and the FDA, TJU will study (the “Study”) the safety and/or efficacy of liposomal curcumin for progressive Parkinson’s disease.  The Study will be conducted by Dr. Jay Schneider at TJU’s Parkinson’s Disease Research Unit.  The Company is providing TJU with a protocol and supporting information necessary for TJU to conduct the Study.  All research data and results generated during the Study are the property of the Company.  The Company will make available sufficient quantities of curcumin to carry out the Study.  The Company shall retain all right, title and interest in any invention, discovery or improvement made during the course of, or as a result of, the Study.  The Company has the sole right to obtain patent protection, although any invention that extends beyond the research performed with the protocol shall belong to TJU with the Company negotiating an exclusive, royalty-bearing license to any invention for which a patent application is filed for a period of six (6) months commencing on the date of disclosure.

To broaden the intellectual property profile of parenteral curcumin, additional clinical uses of curcumin have been incorporated into CIP (continuation in progress) applications. Applications have been submitted to the Patent and Trademark Office which contain claims for additional therapeutic uses of curcumin. There is sufficient published data on curcumin and autoimmune diseases, degenerative diseases of the joints and the nervous system, inflammatory based diseases, aging, and diabetes to envision addressing these conditions with parenteral curcumin when final dosage and safety data from trials in disease free and cancer patients becomes available. During pre-clinical studies we observed that the liposomal component could prevent curcumin inhibition of ionic potassium currents in cell preparations. This has significant clinical implications for 175 other arrhythmia-inducing drugs which block the potassium channels.

Clinical Trials

The Company submitted an IMPD to begin human Phase I clinical trials. Regulatory clearance was received in July 2011, and the first subjects were started on August 22, 2011. The clinical trials for liposomal curcumin use curcumin formulations made under GMP conditions by Polymun GmbH. As described below, the Company  entered into agreements with manufacturers of curcumin, liposomal curcumin, and polymers to produce sufficient quantities to complete all pre-clinical requirements for an IND. Agreements for additional quantities of both formulations for Phase 2 clinical trials will be initiated depending upon human dosage estimates generated in current clinical studies. The Company plans to pursue Phase 2 liposomal curcumin parenteral trials in cancer and one in neurologic diseased patients.

We have had discussions regarding participation in Phase Ib and II clinical trials during direct meetings with responsible physician investigators with the Central European Society for Anticancer Research (CESAR) and at cancer centers in the United States. All have had extensive experience with drug trials of anticancer drugs and are willing to participate in the proposed clinical studies.

These investigators include:

	New York Medical College, Dr. T. Ahmad has had extensive experience as a Phase I, II, and III clinical trial investigator.


In Vienna, Austria, Dr. Michael Wolzt is in charge of Phase Ia clinical trials in normal volunteers. Our CEO inspected Dr. Wolzt’s facilities in December 2007. To date subjects have been entered into the clinical Phase Ia study of liposomal curcumin and a dose of 4.5 mg/kg was found to induce less than grade 1 hemolytic toxicity, and to reach blood concentrations that we estimate are within a therapeutic range.

	Phase Ib trials in cancer patients are being carried out by the CESAR group, and these data will be used to bridge studies in the United States.

	Phase Ib trials will be cancer patients who have failed standard of care therapy and elected experimental therapy.
	Provided that the safety results of Phase Ib trials in cancer patients are satisfactory andwith FDA and EMA approvals, the Company anticipates the following Phase II trials:

	Liposomal curcumin: Intravenous administration to lung cancer patients who fail standard therapy.

	Liposomal curcumin: intravenous administration to patients with Parkinson’s disease who have progressed on standard therapy.

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

As stated earlier, the Company is aware of pre-clinical data from other research suggesting that parenteral curcumin has anti-cancer activity. 15

The new cases of cancer in the United States in 2015 were estimated at approximately 1,660,000 per year, according to the American Cancer Society, Inc. Surveillance Research. This is a large market with substantial room for improvement over current therapies.

Potential Commercialization of Liposomal Curcumin may also prove to be effective as prevention for high-risk individuals and as a therapeutic for established disease when used alone or in combination with other agents. As an initial approach we anticipate treating diseases with unmet needs. These include lung cancer and Parkinson’s disease. While there are current clinical trials with oral preparation of curcumin, we currently know of no competitors with publicly known plans to develop parenteral forms of curcumin. Management believes that the Company is positioned to leverage its rights to its licensed intellectual property of these parenteral products in the United States and worldwide.  Because the liposomal formulation and curcumin in turmeric extracts have been demonstrated by other researchers to be effective in animal studies,16   we anticipate that synthesized curcumin could be more effective than the extract from turmeric when administered parenterally.

Assuming we obtain positive results from our clinical trials and ultimately receive FDA approval, the Company believes that these formulations of curcumin may be accepted by physicians for treating cancer and other diseases that fit within the efficacy profiles established by the Company.

Modification of water-insoluble drugs such as curcumin with specific liposomes represent a novel formulation process. There may be specific pharmacological advantages which could confer clinical and/or commercial value. The final cost of drug production will depend upon usage and economies of scale; however, we intend to adopt a strategy, if possible, to result in our products having a cost competitive with current medications for the intended applications.

____________________________

15 See footnote 8 above.
16 See footnote 8 above.

The Company also expects to evaluate conducting potential additional development initiatives based on its licensed curcumin formulation to treat patients with neurologic diseases depending upon the results of the Phase Ib trials, clinical imperatives, and financial resources to carry them out.

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

The Company entered into a Liposomal Formulation Manufacturing Agreement, as amended, with Polymun Scientific Immunbiologische Forschung GmbH (“Polymun”), Vienna, Austria, dated as of September 6, 2007, which has been filed as an exhibit to the Company’s SEC filings. Pursuant to this agreement, Polymun applies their GLP process and experience to encapsulate pure synthetic curcumin provided by the Company with a layer of lipid particles (making a liposome formulation which can be injected intravenously). After testing for size, and stability, Polymun delivered the liposomal curcumin to the MD Anderson Cancer Center for intravenous animal Potential Commercialization of Liposomal Curcumin and Nanocurcumin toxicity testing. During this developmental process they have invented and developed a special assay to simultaneously quantify the content of lipids and curcumin in all batches they prepare. Polymun completed scaled-up GMP manufacture of the lipocurc formulation. The Company’s obligation to Polymun totaled €280,000 (approximately $319,000) through the first two development stages and thereafter a €130,000 (approximately $148,000) per production fee.  In August 2012, the Company entered into Amendment No. III with Polymun for the production of additional GDP batches of liposomes and the parties continue to work under the terms of the original agreement.  Polymun has produced liposomal curcumin for animal and human use.

Since liposomal curcumin is at an advanced stage of development and has completed EMA and IND requirements, the Company’s interest is to proceed with that product in its Phase Ib-II clinical studies.

Raw Materials; Supplies

Liposomal curcumin was manufactured for the Company by Polymun, Inc., of Vienna, Austria under the agreement described in the prior section. Curcumin was obtained initially from a U.S. chemical supplier, Sigma Aldrich Fine Chemicals (“SAFC”). The Company obtained one batch of 200 grams of GMP manufactured liposomal curcumin under an agreement dated June 30, 2007 with SAFC.  The total cost to the Company was $98,350. Sabinsa Inc. subsequently scaled-up manufacture of 98.2% pure curcumin under GMP for human use in Bangalore, India. FDA and EMA (European Medicines Agency) compliance and validations audits relating to the curcumin manufacturing facility in India were performed by Topaz Technology, Inc. of Bryn Mawr, PA under an agreement with the Company dated June 30, 2009, at a total cost of $24,500 which has been paid. Analysis of the 0.1% residue was completed at Chemic Labs, Massachusetts.. The Company’s supply from Sabinsa was made pursuant to purchase orders without a contract. There are very stringent new regulations concerning GMP by the EMA and the FDA.

At UTMDCC, GLP pharmacokinetic and toxicity studies of single and multi-dose intravenous liposomal curcumin in mice and rats were without evidence of toxicity at a maximal injectable volume. Dog pharmacokinetics and single ascending dose toxicity studies identified reversible hemolysis at a maximum tolerated dose (MTD) and irreversible hemolysis at a significantly higher dose limiting level. In vitro studies with dog and human RBCs corroborated these observations using annexin V biomarker (a biochemical feature used to measure the progress of diseases or the effects of treatment), and a second independent set of studies at Xenometrics, USA indicated hemolytic sensitivity only at multiples of concentrations above those necessary for therapeutic effect. Multidose toxicological canine studies were completed at Nucro Technics, Canada based upon these studies, and were devoid of tissue toxicity. Body tissue distribution of liposomal curcumin and repeat pharmacokinetic studies of two hour and eight hour infusions were analyzed with a novel validated (patent applied) method for drug levels.

Intellectual Property

The Company has rights to three issued patents: the first is entitled “Liposomal Curcumin for Treatment of Cancer” (June 28, 2011), and the second is entitled: “Water Dispersible oral parenteral and Topical Nanocurcumin” (November 20, 2012). The third is liposomal prevention of cardiac potassium channel blockage. It also has a pending patent application for Curcumin-ER TM . Additional provisional patent applications have been submitted; including, neurologic disease applications, composition of matter of synthetic curcumin, and cytokine storm.

Internet domains have been established for Signpathpharma.com; lipocurc.com; nanocurc.com and nanocurcumin.com. The trademark Lipocurc (February 16, 2011) and curcumin-ER has been registered.

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

The Company will also be responsible for the following milestone payments upon the occurrence of specified events. These consist of: (1) $10,000 upon dosing the first patent with a licensed product in a Phase I Study; (2) $25,000 upon dosing the first patient within a licensed product in a Phase II study; (3) $50,000 upon dosing the first patient with a licensed product in a Phase III Study, or $40,000 if no patent has issued when this milestone is achieved; (4) $400,000 upon the first regulatory approval of a licensed product, or $200,000 if no patent has issued and (5) $15,000 upon issuance of a patent. The Company expects to fund the milestone payments when they come due from the private placement of equity securities to the extent funds are available. Further the Company has agreed to provide a minimum of $250,000 in funding for the completion of pre-clinical studies subject to completion of final reports.

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

Agreement with Johns Hopkins University

In October, 2007, SignPath and Johns Hopkins University (“JHU”) entered into an exclusive license agreement under a provisional patent application (Serial No. 60,866/516) entitled “Biocompatible ‘Smart’ Nanogels as carriers for Hydrophobic drugs”. This application was submitted on November 20, 2006 by JHU for a nano-sized curcumin formulation called nano curcumin. Pursuant to the JHU License Agreement, SignPath has an exclusive worldwide license to manufacture, use, import and sell inventions and discoveries covered by the pending patent and associated technologies. SignPath may sublicense its rights under the JHU License Agreement, subject to terms and conditions set forth in the Agreement. The JHU License Agreement shall continue until its expiration of the last to expire patent in each country, or if no patents issue, then for 20 years from the commencement of the agreement. The agreement is terminable for a breach which is not cured within 30 days after receipt of notice or by SignPath upon 90 days’ prior written notice. Title to all inventions and discoveries made by each party resulting from their research shall belong to each respective party with joint ownership of inventions and discoveries which are made jointly.

Under the terms of the JHU License Agreement, SignPath has agreed to exercise its best efforts file an IND with the FDA and to exercise reasonable efforts to develop and introduce the licensed products and services into the commercial market. In addition, the Company entered into a sponsored research agreement (the “SRA”) with Dr. Anirban Maitra then with JHU pursuant to which SignPath provided $100,000 of funding for the continuation of non-clinical and pre-clinical studies of the nanocurcumin compound and paid JHU indirect costs of $64,000.  The term of the SRA was one year ending on September 18, 2008 which was not extended.  All inventions which would be filed as a continuation patent under JHU’s patent application shall be subject to the JHU License Agreement.

SignPath was obligated under the JHU License Agreement to pay $50,000 in license fees which have been paid, plus minimum annual royalties increasing from $10,000 in the first two years to $25,000 in the third and fourth years and $30,000 in the fifth year. An aggregate of approximately $160,000 has been paid under this license agreement. The JHU License Agreement also provides that we will be obligated to pay JHU running royalty rates of two percent (2%) of net sales less than $250 million for licensed products covered by one or more claims in an issued patent, and three percent (3%) of net sales equal to or greater than $250 million for licensed products covered by one or more claims in an issued patent, or one and one half percent (1.5%) of net sales of licensed products not covered by an issued patent. The running royalties payable under the agreement are subject to a minimum annual rate. SignPath is also subject to other substantial payments, including all reasonable costs of patent reimbursement. The Company is obligated to make the following payments upon development milestones to JHU regardless of whether the milestone is achieved by the Company, a sublicensee or an affiliate: (1) $25,000 upon dosing the first patient with a licensed product in a Phase I clinical trial at a site other than JHU; (2) $50,000 upon dosing the first patient with a licensed patent in a Phase II clinical trial at a site other than JHU; (3) $25,000 upon dosing the first patient with the licensed patent in a Phase III clinical trial at a site other than JHU; (4) $250,000 upon first regulatory approval of the licensed patent, or $100,000 if no patent has issued; (5) $10,000 upon issuance of a patent sublicense fees (if applicable), and reimbursement of costs reasonably incurred by JHU in connection with the patent.

SignPath and JHU entered into an Exclusive License Agreement effective June 5, 2013 (the “2013 Agreement”) as a result of an invention developed during the course of research created under the above-described JHU License Agreement.  JHU granted the Company an exclusive worldwide license to use “a composite polymeric nanoparticle for overcoming multidrug resistance to cancer chemotherapeutics and treatment-related systemic toxicity.”  The license fee was $10,000 upon signing; $15,000 within one year; with minimum annual royalties starting in year three at $10,000; $20,000 in year four and $30,000 in year five and onward.  SignPath will also pay an earned royalty of 3% on sales to be reduced by the minimum annual royalty.  Royalties will be paid for a minimum of ten years from first commercial sale of the licensed product.  Milestone payments will be paid by the Company based upon dosing of first patents in Phases I, II, and III clinical trials and then upon regulatory approval, increasing from $25,000 to $150,000.  The 2013 Agreement will continue with the last to expire patent in each country, or if no patents are issued then 20 years from June 5, 2013, subject to earlier termination.

Agreements with the University of North Texas

On August 18, 2008, the Company entered into a Patent and Technology License Agreement with the University of North Texas (“UNT”) Health Science Center (the “UNT Agreement”). UNT granted the Company a royalty-bearing exclusive license to manufacture and sell products developed at UNT from depot curcumin. In consideration of the license, the Company agreed to pay an upfront license fee of $15,000, reasonable out-of-pocket expenses for patent rights; an annual maintenance fee of $10,000 commencing on the first anniversary date of when the UNT Agreement was signed until the first to occur of (i) the seventh anniversary date of the contract signing; (ii) the first sale of a product to a non-affiliated third party; or (iii) the issuance of a patent which has been issued on June 28, 2011.  This Agreement was terminated effective September 24, 2012.

In November 2013, the Company entered into a Patent and Technology License Agreement (the “2013 Agreement”) with UNT on substantially the same terms as the earlier agreement for the hybrid nanoparticle liposome-PLGA and curcumin.  Under the 2013 Agreement, UNT granted the Company an exclusive license to manufacture and use the patent rights to the discoveries and inventions in Liposomal sustained release compounds created by the Company and UNT, as well as a non-exclusive license to any technology derived from the patents before this Agreement anywhere in the world for human and animal use, for the term of the patents, or 15 years, whichever is longer.  In exchange for the license, the Company will need to actively commercialize the patents throughout the world.  SignPath agreed to pay UNT a running royalty equal to 2.5% of net sales less than $250 million for licensed products covered by an issued patent; 3% of net sales equal to or greater than $250 million for licensed products covered by an issued patent, and 1.5% of net sales of licensed products not covered by an issued patent, subject to a reduction for amounts paid by SignPath to a third party to avoid infringing such third party’s patent rights; plus 20% of all non-royalty consideration received by the Company from any sublicensee.

While the Company and UNT are equal owners of patent rights, SignPath is responsible for preparing, filing, prosecuting, defending and maintaining patent rights made in the name of both parties.  The term of the agreement if for the full end of term(s) for which patent rights have not expired or for a term of 15 years, whichever is longer.  UNT has the right to terminate the license upon 90 days’ written notice if SignPath has not provided written evidence it is making diligent efforts to actively commercialize licensed products in specified political jurisdictions.

In August 2013, SignPath entered into a one-year Sponsored Research Agreement with UNT, which was extended util October 2014, to study non-small cell lung cancer using curcumin ER.  The program is under the direction of Dr. Jamboor Vishwanatha.  SignPath agreed to pay UNT a sum of $116,000 which was paid in full by July 24, 2014.  All inventions and discoveries resulting from the study shall remain with UNT.

Employees

The Company currently has one employee, Dr. Lawrence Helson, its Chief Executive Officer. The Company expects to continue to use subcontractors and independent consultants and will hire a business development director when funds are available.

Publications/Presentations: SignPath Pharma Curcumin Formulations

The Company has the following publications and details are available on the Company’s website, see www.signpathpharma.com.

1.	Lan Li, Fadi S, Braiteh FS et al. : Liposome encapsulated curcumin, in vitro and in vivo effects on proliferation, apoptosis, signaling and angiogenesis. Cancer 2005 104:1322-1331

2.
Lan Li, Bilal Ahmed, Kapil Mehta et al.: Liposomal curcumin with and without oxaloplatin: effects on cell growth, apoptosis and angiogenesis in colorectal cancer. Molecular Cancer Therapeutics. 2007 6:1276-1282

3.	Savita Bisht, Georg Feldman, Scheetal Soni et al.: Polymeric nanoparticle encapsulated curcumin )nanocurcumin: a novel strategy for human cancer therapy. J Nanobiotechnology 2007 5:3

4.
Claire M. Mach, Lata Matthew, Scott A. Mosley, Lawrence Helson et al.: Determination of minimum effective dosing schedule for liposomal curcumin in a mouse model of pancreatic cancer. Am Coll Clin Pharm. Annual meeting. 2008 Louisville KY. Presentation.

5.
Clair M. Mach, Lata Mathew, Scott A Mosley, et al.: Determination of minimum effective dose and optimal dosing schedule for liposomal curcumin in a xenograft human pancreatic cancer model. Journal of Anticancer Research. 2009 29: 1895-1900

6.
Clair M. Mach, J.H.Chen, Sa Mosley et al.. Evaluation of Curcumin Cytochrome p450 metabolism . Hematology Oncology Pharmacy Association(HOPA) June 17-20 ,2009. Abstract. Manuscript submitted J. Anticancer Research. 2010 in press.

7.	Vishwanatha JK.: Biodegradable Nanoparticles for Cancer Therapy. 2nd Annual Unither Nanomedical and Telemedical Conference. Oreford, Quebec, Canada Abstract presentation Feb 24-27 2009

8.	Mukerjee A. and JK Vishwanatha: Formulation, Characterization and evaluation of Curcumin loaded PLGA nanospheres for cancer therapy. Journal of Anticancer Research 2009 29:3867-3876

9.
Judith A. Smith, Lata Mathew, MS Claire, K Santiago, L. Helson: Development of Liposomal curcumin as a new potential anticancer agent. MD Anderson Cancer Center and Signpath Pharma. AACR–EORTC-NCI 2009. Abstract and presentation Nov 18

10.
Mukerjee A . Ranjan AP, Helson L et al: Formulation, Characterization and Evaluation of Annexin A2-conjugated curcumin loaded nanospheres as a targeted drug carrier system for breast cancer therapy. Proc.10 th  US-Japan Symposium on Drug Delivery Systems. 2009 Maui, Hawaii. Ab no. 1468

11.
Ranjan AP, Mukerjee A, JK Vishwanatha. Optimization of curcumin loaded PLGA nanoparticle-formulation using central composite design for cancer therapy. Proc. 10th US-Japan Symposium on Drug Delivery Systems. 2009 Maui, Hawaii. Ab no 1526

12.	Mukerjee A, Luchowski R, Ranjan et al.: . Enhanced Fluorescence of curcumin on plasmonic platforms. Current Pharmaceutical Biotechnology. 2010 11:223-228.

13.	Lim KJ, Maitra A, Bisht S et al.: Using Nanocurcumin to treat Medulloblastoma and Glioblastoma, AACR Annual meeting Ab no.4440, 2010

14.	Claire M Mach, Jing Hong Chen, Scott A Mosley: Evaluation of Liposomal Curcumin Cytochrome P450 Metabolism. Anticancer Research 2010 30:811-814

15.	Mukerjee A, Sorenson T Thomas J et al.: Spectroscopic properties of curcumin, orientation of transition moments, J Physical Chemistry 2010 114:12679-12684

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

20.
Chiu SS, Lui E, Majeed M, Vishwanatha JK, Ranjan A, Maitra A, Dipanker P, Smith JA ,Helson L: Differential distribution of intravenous curcumin formulations in the rat brain. J Anticancer Research, 2011, 31(3):907-911.

21.
Balmiki R, Bisht S, Maitra A et al. Neuroprotective and Neurorescue effects of a Novel Polymeric Nanoparticle Formulation of curcumin (NanoCurc®) in the Neuronal cell culture and Animal Model: Implications for Alzheimer’s disease. J Alzheimer’s Dis. 2011 23:61-77.

22.	Tuttle S, Hertan L, Katz JS: Indian gold treating cancer in the age of nano. Cancer Biology and Therapy, 2011, 11(5): 474-476 (a review of #22)

23.
Lim KJ, Bisht S, Bar EE, Maitra A, Eberhart CG: A polymeric nanoparticle formulation of curcumin inhibits growth, clono-genicity, and stem-like fraction in malignant brain tumors. Cancer Biology and Therapy 2011, 11(5): 1-10

24.
Savita Bisht, Mehtab A Khan, Mena Bekhit, Haibo Bai, Toby Cornish, Masamichi Mizuma, Michelle A Rudek, Ming Zhao, Amarnath Maitra, Balmiki Ray, Debomoy Lahiri, Anirban Maitra, and Robert A Anders. A polymeric nanoparticle formulation of curcumin (NanoCurc™) ameliorates CCl4-induced hepatic injury and fibrosis through reduction of pro-inflammatory cytokines and stellate cell activation. Laboratory Investigation (2011), 1–13

25.
Lawrence Helson, George Shopp, Annie Bouchard, and Muhammad Majeed Liposome mitigation of curcumin inhibition of cardiac potassium delayed-rectifier current. Journal of Receptor, Ligand And Channel Research, 2012.5:1-8.

26.
Lawrence Helson, Gordon Bolger, Muhammad Majeed, Brigitta Vcelar, Kresimir Pucaj, and Dharmendr Matabudul Infusion Pharmacokinetics of Lipocurc™ (Liposomal Curcumin) and its Metabolite Tetrahydrocurcumin in Beagle Dogs. Anticancer Res, 2012,32 no. 10 4365-4370

27.
Amalendu P Ranjan, Anindita Mukerjee, Lawrence Helson and Jamboor K Vishwanatha Scale up, optimization and stability analysis of curcumin C3 complex-loaded nanoparticles for cancer therapy. Journal of Nanobiotechnology, 2012,10  doi:10.1186/1477-3155-10-38

28.
Dharmendr Matabudul, Kresimir Pucaj, Gordon Bolger, Brigitta Vcelar, Muhammed Majeed and Lawrence Helson: Tissue Distribution of (LipocurcTM) Liposomal Curcumin and Tetrahydrocurcumin Following Two- and Eight-hour Infusions in Beagle Dogs. Anticancer Res, 2012 32(10)4365-437010

29.
Simon Chiu, Kristen J. Terpstra ,Yves Bureau,Jirui Hou, Hana Raheb, Zack Cernvosky, Vladimir Badmeav7, John Copen; Mariwan Husni, Michael Woodbury: Liposomal-formulated curcumin [LipocurcTM ] targeting HDAC (Histone Deacetylase ), prevents apoptosis and improves motor deficits in Park 7 (DJ-1)- Knockout rat model of Parkinson’s disease: implications for Epigenetics-based Nanotechnology-driven Drug Platform.

30.	Zou P, Helson L, Maitra A, Stern St, McNeil SE Polymeric curcumin nanoparticle pharmacokinetics and metabolism in bile duct cannulated rats. Molecular Pharmaceutics 2013, 10(5),1977-1987

31.	Storka, Vcelar B, Helson L, “Safety and Pharamacokinetics of Liposomal Curcumin in Healthy Subjects: A Randomized PlaceboControlled Double Blind First-in-human Study Poster” AACR 2014

32.
Rajan AP, Mukerjee A, Helson L, Gupta R, Vishwanatha JK Efficacy of liposomal curcumin in a human pancreatic tumor xenograft model: inhibition of tumor growth and angiogenesis. Anticancer Res, 2013 Sep; 33(9):3603-3609.

33.
Chun YS, Bisht S, Chenna V, Pramanik D, Yoshida T, Hong SM, de Wilde RF, Zhang Z, Huso D, Zhao M, Rudek M, Stearns V, Maitra A, Sukumar S. Intraductal Administration of a Polymeric Nanoparticle Formulation of Curcumin (NanoCurc) Significantly Attenuates Incidence of Mammary Tumors in a Rodent Chemical Carcinogenesis Model Implications for breast cancer chemoprevention in at-risk populations.  Carcinogenesis . 2012 Jul 25.

34.
Pramanik D, Campbell NR, Das S, Gupta S, Chenna V, Bisht S, Sysa-Shah P, Bedja D, Karikari C, Steenbergen C, Gabrielson KL, Maitra A, Maitra A. A composite polymer nanoparticle overcomes multidrug resistance and ameliorates doxorubicin-associated cardiomyopathy.  Oncotarget   . 2012 Jun;3(6):640-50.

35.	Bisht S, Maitra A. Systemic delivery of curcumin: 21st century solutions for an ancient conundrum. Curr Drug Discov Technol. 2009; 6:192-199.

36.	Anirban Maitra, Lawrence Helson Characterization of Nanocurcumin US Nanocharacterization Laboratory 2013 201304A.

37.	Storka A, Vcelar B, Klickovic U, Gouya G, Weisshaar S, Aschauer S, Helson L, Wolzt M. Effect of liposomal curcumin on red blood cells in vitro. Anticancer Res. 2013 Sep;33(9):3629-34.

38.
Amalendu P. Ranjan, Anindita Mukerjee, Jamboor K. Vishwanatha. University Of North Texas Health Science Center, Fort Worth, TX. targeted multifunctional lipid-plga hybrid nanosystems for metastatic breast cancer imaging and therapy. Submitted March 2015. For publication.

39.
Annie Bouchard, Marie-Claude Benoit,, Sabrina Baillargeon, Laurence Helson, George Shopp,  any Salvail Increased risk of Torsades de Pointes in streptozotocin-induced diabetic rats. SBS November 2014 presentation and abstract.

40.
Yang Xu, Bo Hu, Robert Anders, Anirban Maitra, Jia Fan; Use of nanocurcumin to inhibit proliferation and metastases of hepatocellular carcinoma via NF-κB mediated matrix metalloproteinase-9  ownregulation. J Clin Oncol 31, 2013 (suppl; abstr e22103)

41.
Angela Storka, Brigitta Vcelar, Uros Klickovic, Ghazaleh Gouya, Stefan Weisshaar, Stefan Aschauer, Gordon Bolger, Lawrence Helson, and Michael Wolzt  Safety, tolerability and pharmacokinetics of liposomal curcumin (LipocurcTM) in healthy humans International Journal of Clinical Pharmacology and Therapeutics, Vol.2014 (1-12)

42.	Sordillo, P. Helson L.Curcumin Suppression of Cytokine Release and Cytokine Storm. A Potential Therapy for Patients with Ebola and Other Severe Viral Infections. In Vivo 2015, 29:1-4

43.
Aimin Tan; Yanxin Wu; Molly Wong; Albert Licollari; Gordon Bolger; John C. Fanaras; George Shopp; Lawrence Helson.Use of an Unconventional Approach to Boost Sensitivity and Improve Chromatography for Quantifying Curcumin and Tetrahydrocurcumin by LC-MS/MS 2015 Submitted for publication

ITEM 1 A.   RISK FACTORS

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

The Company’s financial statements reflect that it has incurred significant losses since inception, including net losses of $1,956,872, and $2,748,190 for the years ended December 31, 2013 and 2014, respectively. The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability. Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2014 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements for the period ended December 31, 2014, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2014. If we are unable to raise additional capital or borrow money we will not be able to complete and file INDs with the FDA in order to commence clinical trials. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment.  During Fiscal 2013, we raised $3,380,000 of gross proceeds, during Fiscal 2014, an additional $1,940,000 of gross proceeds and $945,250 in 2015, all, excluding offering costs, which has allowed us to continue operations.

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

Bruce Meyers, a Founder of the Company and CEO of Meyers Associates, the Company’s Placement Agent, is the General Partner of Meyers Investments Family Limited Partnership, which owns 5,465,283 shares of the 25,153,930 outstanding shares (or an aggregate of 21.7% of the Company’s voting securities. This concentration of ownership may not be in the best interests of the Company’s other stockholders and Meyers Associates may be subject to potential conflicts of interest.  As the Company’s largest shareholder, these conflicts of interest include Mr. Meyers being in a position to elect the Company’s Board of Director which may (i) vote to take the Company in a direction different from that of Management; (ii) approve extraordinary corporate transactions including the merger or consolidation of the Company or the sale of the Company’s assets to an entity including one related to Mr. Meyers; (iii) approve transactions with a short term return to Mr. Meyers, as opposed to waiting for transactions in the long-term best interests of the Company’ and (iv) approve transactions with a relation to Mr. Meyers, as opposed to negotiating with non-affiliated third parties. As a result of Meyers Associates’ ownership of the Company, it is likely that in the event the Company becomes a publicly-traded company, the Placement Agent would not be able to serve as a market maker in the Company’s common stock. To date, Meyers Associates, L.P. has not made a market for the Company’s securities in the marketplace, nor has it submitted quotations on an interdealer quotation system for the Company’s common stock in the past or is currently doing so.  See “Principal Stockholders”.

The Company does not have the financial resources necessary to successfully complete development and market any formulations of curcumin.

As of December 31, 2014, the Company had $716,193 cash on hand.  These funds are expected to be sufficient to conduct clinical trials in Europe, to file a second IND and commence clinical trials in the U.S.  However, in order to complete product development and marketing, the Company will need to attract sufficient additional capital.  Even if the Company does find such financing, it may be on terms that are unfavorable or dilutive, to owners of the Company’s equity securities.

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

If we lose the services of our Chief Executive Officer, our operations would be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of our CEO, Dr. Lawrence Helson, age 83. If we were to lose his services, our ability to continue to execute our business plan would be materially impaired. While we have entered into an employment agreement with Dr. Helson, the agreement would not prevent him from terminating his employment with us. Dr. Helson has not indicated he intends to leave the Company, and we are not currently aware of any facts or circumstances that suggest he might leave us.  In the event that Dr. Helson is unable to fulfill his duties for any reason, the Company has adopted a contingency plan setting forth a recommended plan for the governance and operations of the Company.  See Item 10.  “Directors, Executive Officers and Corporate Governance.”

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

●
the proprietary rights of other parties may prevent us from marketing our potential products (negligible because there is no other commercial parenteral curcumin developer, and we have approved patent protection).

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

The Company’s business plan depends on developing products based on intellectual property licensed from The University of Texas MD Anderson Cancer Center (“UTMDACC”), and the University of North Texas (“UNT”). See “Business - Intellectual Property.” The Company’s license agreements require the Company to make payments to the licensors in the future. The Company currently does not have sufficient resources to make all of such payments, and there can be no assurance that the Company will be able to make such payments in the future.

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

 The Company’s license agreement with UNT terminates the later of the expiration of any patent rights or 15 years.  UNT has the right to terminate the license on 90 days’ written notice if the Company has not provided written evidence that it is making diligent efforts to actively commercialize licensed production.

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

The Company will rely initially on consultants and service organizations with prior experience working with the FDA to guide the product through the regulatory process. The Company has contracts with Clinipace Inc. to analyze, prepare and present Investigational New Drug (“IND”) applications to the FDA and conduct clinical trials. The process of obtaining regulatory approvals can be extremely costly and time-consuming, and there is no guarantee of success. If the Company does not receive approval of any of its IND applications, it will not be able to proceed with Phase Ib-II clinical testing, in the United States, but has completed an IND, and an EMA approved Phase Ib trial in Austria. In addition, clinical testing is not predictable. Even if the FDA approves an IND application, the Company cannot guarantee that the FDA will approve Phase III clinical results. The Company’s failure to obtain required regulatory approvals would have a material adverse effect on the Company’s business, financial condition and results of operations and could require the Company to curtail or cease its operations.

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

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities, such as the FDA, and the EMA and institutional review boards and must meet the requirements of these authorities in the United States and in Europe including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

●	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired, however, those results may not be replicated in later clinical trials;

●	the results of preclinical studies may not be indicative of results that will be obtained in human clinical trials;

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

SignPath is exposed to potential product liability risks.

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

In addition, JHU, UTMDACC, or UNT may develop products, either alone or with others, which compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If any of our three licensors breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.

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

These persons may be indemnified against expenses, including attorney’s fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

If our common stock is traded in the over-the-counter market, which is not a national securities exchange, it may be detrimental to investors

We were previously approved for a listing of our shares of common stock on the OTC Bulletin Board maintained by FINRA, however have no present intention to have our securities publicly traded. Although there is currently no market for our securities, securities traded in the over-the-counter market, as compared to the national securities exchanges, generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market: investors may have difficulty buying and selling our common stock or obtaining market quotations; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the mark price for our common stock.

Preferred Stock as an anti-takeover device

We are authorized to issue an aggregate of 5,000,000 shares of preferred stock, $0.10 par value.  As of March 31, 2015, there were, 3,255.375 shares of Series A Preferred Stock issued and outstanding convertible into approximately 3,831,376 shares of common stock, 2,146 shares of Series B Preferred Stock convertible into approximately 2,525,842 Shares of Common Stock, and 5,001 shares of Series C Preferred stock convertible into 4,000,000 shares of Common Stock.  The Company has also authorized 6,000 shares of Series D Preferred Stock convertible into 3,000,000 shares of Common Stock, 1,265.25 of which shares of Series D Preferred Stock were issued and outstanding as of March 31, 2015, convertible into 632,625 shares of Common Stock.  The preferred stock may be issued from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable status require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

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

The Company recently registered 23,387,488 shares of common stock on behalf of various stockholders of the Company in a registration statement on Form S-1 (File No. 333-198110), which was declared effective by the SEC on February 6, 2015.  Sales of a significant number of shares of common stock in the public market pursuant to a current prospectus could harm the market price of our common stock. All of the shares registered under the resale registration statement are free-trading upon resale by the stockholders.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Investors may experience substantial dilution of their ownership in the future.

Pursuant to the Company’s Stock Option Plan, employees, directors and independent contractors may acquire up to an aggregate of 1,171,630 shares (as amended on January 1, 2015) of the Company’s common stock through the exercise of stock options that may be granted in the future of which 915,000 options are issued and outstanding.  The Company’s stockholders will incur dilution upon exercise of such options. In addition, as of March 31, 2015, there were currently outstanding Class A, Class B, Class C and Class D warrants to purchase approximately 4,037,018, 2,525,842, 2,000,000 and 158,157 shares of common stock, respectively, and Series A, Series B, Series C and Series D Convertible Preferred Stock convertible into approximately 3,831,576, 2,525,842, 4,000,000 and 632,625 shares of Common Stock, respectively, plus placement agent warrants to purchase approximately 3,265,360.22 shares of common stock and vendor warrants to purchase 800,000 shares of Common Stock. The mere existence of these derivative securities may have a depressive effect on any market for our common stock which may develop.

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

The Company’s founder, Bruce Meyers, who is the CEO of Meyers Associates, a FINRA member firm, Dr. Lawrence Helson, CEO of the Company, Dr. Arthur Bollon, Director,  and Jack Levine beneficially own 5,015,865, 2,310,000, 800,000 and 190,000 shares, respectively, an aggregate of 8,315,865 shares or approximately 33.1% of the 25,153,930 outstanding voting securities of the Company as of March 2015. These stockholders will be able to exercise control over substantially all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, which includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of substantially all of the assets of the Company without the agreement of minority stockholders. This concentration of ownership may not be in the best interests of all of the Company’s stockholders. See “Principal Stockholders.”

Meyers Associates, L.P. and its principals are subject to disciplinary proceedings from FINRA in connection with, among other things, previous offerings of the Company’s securities.

Meyers Associates, L.P. (“Meyers”), the Company’s placement agent, as well as Bruce Meyers (“B. Meyers”) and Imtiaz Khan (“Khan”), two of the principals of Meyers (collectively, the “Principals”), are subject to pending disciplinary proceeding from the Financial Industry Regulatory Authority, Inc. (“FINRA”). On October 6, 2014, FINRA filed a complaint (the “Complaint”) alleging, among other things, the violation of certain rules of FINRA and the National Association of Securities Dealers (“NASD”) and federal securities laws in connection with Meyers’ prior offerings of the Company’s securities as well as Meyers’ general operations.  The Complaint has nine (9) separate causes of action, which include the following:

1.
Unregistered public offerings in contravention of Section 5 of the Securities Act and FINRA Rule 2010, against Meyers and B. Meyers, in connection with the manner that Meyers allegedly solicited prospective investors in the Company’s Series A Offering in violation of the prohibition on general solicitation for private placements;

2.
Advertising Violations in violation of NASD Conduct Rule 2210 and FINRA Rule 2010, against Meyers and B. Meyers, in connection with the alleged omission of material information in solicitation material and misleading statements to prospective investors;

3.
Rule 5122 Violation (FINRA Rules 5122 and 2010) against Meyers, in connection with an alleged failure to comply with the rules of a “member private offering” under FINRA Rule 5122 during the Company’s Series B Offering, as Meyers was a control entity because Meyers, B. Meyers, and Khan collectively owned more than 50% of the Company’s outstanding voting securities, including the alleged failure to timely file a private placement memorandum and other solicitation documents with FINRA;

4.
Inaccurate Books and Records in violation of Section 17(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rules 17a-3, 17a-4, and 17a-5 thereunder, NASD Conduct Rule 3110, and FINRA Rules 4511 and 2010 against Meyers, B. Meyers, and Khan, for alleged failure of B. Meyers and Khan to identify personal expenses that were paid by Meyers and which were not recorded as compensation;

5.
Failure to Observe High Standards of Commercial Honor and Just and Equitable Principles of Trade by Falsifying Tax Form W-2 in violation of FINRA Rule 2010 against Meyers, B. Meyers, and Khan, for B. Meyers and Khan allegedly causing Meyers to compensate them, in part, by paying personal expenses which were not properly reported on their Forms W-2;

6.
Supervision of the Maintenance of Books and Records in violation of NASD Conduct Rule 3010 and FINRA Rule 2010 against Meyers and B. Meyers, for an alleged failure to establish and maintain a system to supervise the activities of employees and representatives in connection with the recording of payments for B. Meyers and Khan’s expenses;

7.
Supervisory Review of Electronic Communications in violation of NASD Conduct Rules 3010 and 2110 and FINRA Rule 2010 against Meyers, for alleged failure to properly supervise and review Meyers’ electronic correspondence and Meyers not having adequate written supervisory procedures with respect to electronic communications;

8.
Failure to Report Customer Complaints in violation of NASD Conduct Rules 3070 and 2110 and FINRA Rule 2010 against Meyers, in connection with Meyers’ alleged failure to report various customer complaints to FINRA;

9.
Deficient Supervisory Control Procedures in violation of NASD Conduct Rule 3012 and FINRA Rule 2010 against Meyers, in connection with Meyers’ alleged failure to establish, maintain, and enforce reasonable written supervisory control policies and procedures regarding various aspects of the firm’s operations.

FINRA is seeking sanctions which may include a suspension and monetary sanctions under FINRA Rule 8310(a), an order that Meyers and the Principals bear the cost of proceedings under FINRA Rule 8330, as well as specific findings that Meyers willfully committed the alleged violations and violated Exchange Act Section 17, and Rule 17a-3, 17a-4, and 17a-5 thereunder. Meyers and the Principals have answered the Complaint which they maintain is without merit and that they will contest the enforcement action vigorously. However, if FINRA ultimately prevails in this action, of if Meyers or the Principals admit or concede any of FINRA’s allegations, it could have a material adverse effect on the Company, as the enforcement action could prevent Meyers from helping the Company raise additional funds from investors.

Limitations on ability to pay cash dividends.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s executive offices are located at 3477 Corporate Parkway, Suite 100, Center Valley, PA 18034, telephone (215) 538-9996. The Company occupies this space on a month to month basis at a rent of $200 per month.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. PRICE RANGE OF COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Our common stock is not publicly traded  We were previously approved for trading of our common stock on the Over-The-Counter Bulletin Board (“OTCBB”), which is maintained by the Financial Industry Regulatory Authority, Inc. (“FINRA”), however, do not have a preset intention to commence trading at this point in time.

As of March 31, 2015, there were outstanding: 14,163,887 shares of common stock; 3,255.375, 2,146, 5,000, and 1,265.25 shares of Series A, Series B, Series C, and Series D Convertible Preferred Stock convertible into approximately 3,831,576, 2,525,842, 4,000,000, and 632,625 shares, respectively, of common stock; Class A, Class B, Class C, and Class D common stock purchase warrants to purchase approximately 4,037,018, 2,525,842, 2,000,000, and 158,157 shares, respectively, of Common Stock, placement agent warrants to purchase approximately 3,265,360 shares of Common Stock, vendor warrants to purchase 800,000 shares of Common Stock, options to purchase an aggregate of 915,000 shares of Common Stock, or an aggregate of approximately 38,855,307 shares of Common Stock.

The 14,163,887 shares of common stock which are issued and outstanding and registered on Registration Statement No. 333-198110, as well as the 10,894,448 shares of common stock issuable upon conversion of preferred stock, 8,476,230 shares of common stock issuable upon exercise of warrants and 3,111,610 shares issuable upon exercise of placement agent warrants will be freely tradable without restriction under the Securities Act unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

(b) Holders of Record

As of March 31, 2015, there were approximately 60 different holders of record of our common stock, 45 different holders of Series A Preferred Stock, 27 different holders of Series B Preferred Stock, 19 different holders of Series C Preferred Stock, and 22 holders of Series D Preferred Stock.

(c)  Dividend Policy

We have never declared or paid cash dividends on our shares of common stock.  We currently intend to retain future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future.  Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors including the General Corporation Law of the State of Delaware, which provides that cash dividends are only payable out of retained earnings or if certain minimum rations of assets to liabilities are satisfied.  The declaration of cash dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2014.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders (1)	450,000	$0.85	-0-
	380,000	$1.25	316,630
	25,000	$2.00
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	855,000	$1.06	316,630(2)

 (1)  Consists of our 2009 Employee Stock Incentive Plan, which authorized as of January 1, 2015, an aggregate of 1,171,630 options and/or shares of common stock.

 (2)  An aggregate of 60,000 options were issued to independent investors in March 2015.

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

Liquidity and Capital Resources

Liquidity and Capital Resources at December 31, 2014 Compared with December 31, 2013

As of December 31, 2014 and December 31, 2013, the Company had $716,193 and $1,241,397, respectively, of cash on hand. The Company had working capital of $268,194 as of December 31, 2014 compared to working capital of $819,765 at December 31, 2013, resulting from a net loss of ($2,748,190) offset, in part, by options issued for services of $217,444 and warrants issued for services of $281,283. The Company received $1,650,760 in proceeds from the issuance of preferred stock from financing activities. SignPath had an accumulated deficit of $13,416,598 as of December 31, 2014.

During the year ended December 31, 2014, SignPath sold 1940 Units consisting of its securities at a price of $1,000 per Unit. The Units sold in 2014 consisted of 1,620 Units of Series C Convertible Preferred Stock and 320 Units of Series D Convertible Preferred Stock. Each Series C Unit consists of (i) one share of 6.5% Series C Convertible Preferred Stock convertible into 800 shares of common stock (equivalent to $1.25 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 400 shares of common stock at $1.875 per share for a seven-year period following the Effective Date of a registration statement including the underlying securities.  Each Series D Unit consists of:  (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) following the Effective Date, subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share for a seven-year period following the Effective Date.  The Company received gross proceeds of $1,940,000 and incurred stock offering costs of $289,240 related to such offerings during the year ended December 31, 2014.

From January 1, 2015 through February 27, 2015, the Company sold an additional 795.25 Units of Series D Preferred Stock at $1,000 per Unit, to 16 different investors for aggregate proceeds of $795,250.  Meyers Associates L.P. received sales commissions of 10% ($79,525) of the gross proceeds of the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Offering and received a Unit Purchase Option (subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the Offering.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability. Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations. The Company’s current burn rate for salaries, research programs and professional fees averages about $204,000 per month. Thus, it is expected that the Company may have sufficient cash on hand to operate through the next 12 months. Management believes it has enough funds to complete its pre-clinical trials. Management believes that it has enough funds to complete its pre-clinical trials. If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities during Fiscal 2014 was ($2,175,964) compared to cash used of ($1,620,199) during Fiscal 2013. This resulted from a net loss of $2,748,190 in Fiscal 2014, offset by non-cash Common Stock and options expense of $251,444, warrants modification valued at $13,132, warrants issued for services of $281,283, and a decrease in accounts payable and accrued expenses of 26,367 This compared to a net loss of $1,956,872 in Fiscal 2013, offset by non-cash Common Stock and options expense of $701,449, a change in derivative liabilities of $3,926, and a decrease in accounts payable and accrued expenses of $368,846.

The Company had net cash provided by financing activities of $1,650,760 during the Fiscal year 2014 as a result of the $1,940,000 received in Private Placements, reduced by $289,240 of offering costs.  During the Fiscal year 2013, the Company had net cash provided by financing activities of $2,829,674 as a result of the $3,380,000 received in the 2013 Private Placement, reduced by $550,326 of offering costs.

As a result of the foregoing, the Company’s cash decreased by $525,204 during Fiscal 2014 from $1,241,397 to $716,193.

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

Results of Operations

Material Changes in Results of Operations

Year ended December 31, 2014, as compared with year ended December 31, 2013

The Company does not expect to receive any revenues prior to late 2015. Total operating expenses during Fiscal 2014 increased to $2,742,125 as compared with $1,953,731 during Fiscal 2013 primarily as a result of $1,927,851 of research and development expenses increasing from $841,502, offset by professional fees decreased to $413,953 in Fiscal 2014 from $808,865 in Fiscal 2013, related to the continued manufacture and preclinical development of its lead curcumin formulations. General and administrative expenses increased to $73,005 in the 2014 period from $53,957 in Fiscal 2013, primarily as a result of an increase in travel and other office related expenses. Professional fees decreased to $413,953 in the 2014 period from $808,865 in Fiscal 2013, primarily as a result of a decrease primarily due to an decrease in amortization of stock options as compared to 2013. Salaries and wages increased to $327,316 in the 2014 period from $249,407 in 2013.

Research and Development fees in Fiscal 2014, included payments to Dalton Pharma, Gemeinn, Northern Lipids, Inc., ClinicPace Worldwide, and Polymun for $69,165, $8,853, $300,661, $219,116, and $1,138,178, respectively, for lab fees and other costs related to the Company’s research and development efforts.  The Company incurred $191,878, in legal fees classified as research and development.

Research and Development fees in Fiscal 2013 included $59,739 paid to University of Texas, MD Anderson Cancer Center (“UTMDACC”) for non-clinical and mouse pre-clinical non-GLP studies of lipsomal curcumin. Other major research and development expenses included payments to Polymnun, Nucro Technology, University of North Texas, Dr. Robert Heinz/Johns Hopkins University, Medizinche University and Regis Pharmaceuticals for, $260,087, $149,036, $94,289, $40,000, $198,336, and $40,015, respectively, for lab fees and other costs related to the Company’s research and development efforts.

As a result of the foregoing, the Company had a net loss of 2,748,190 in Fiscal 2014 as compared to a net loss of $1,956,872 in Fiscal 2013. The Company recorded a deemed dividend on Warrants in Fiscal 2013 of $2,445,621. The amount of loss attributable to common shareholders for the calendar year 2014 is $3,388,863. This translates to a loss per share of ($0.25) in Fiscal 2014 compared to ($0.38) in Fiscal 2013.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using their converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB codification regarding the required tax asset benefit computations for net operating losses carry forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

In accordance with FASB codification standard, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting period. For the years ended December 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $217,444 and $667,449, respectively.

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

A veterinary application of liposomal curcumin in dogs with progressive cancer was initiated during the 1st quarter of 2014 at U.C. Davis and is continuing: 6 dogs are under study.

Preclinical Non-GLP formulated product underwent repeat efficacy trials in mice with xeno-transplanted human NSCLC tumors with a 52% reduction in growth of tumor observed after six weeks Non-clinical scale-up manufacturing of GMP grade Liposomal-PLGA-curcumin (Curcumin-ER): and extended release formulation at Sami labs in India and research is planned for the 2nd quarter of 2015.

The liposome composed of DMPC and DMPG was initially discovered to prevent curcumin induced cardiac arrhythmias in in vitro, in ex vivo studies in rabbit models, and in vivo in rabbit models challenged with clinically approved QTc prolonging anticancer drugs, Crizotinib and Nilotinib. Additional studies of anticancer QTc prolonging drugs and liposome mitigation are current in the 4th quarter, 2014. Additional exploration of the molecular mechanism of action of the liposome, its component lipids, and metabolites in the cardiac potassium channel began in the 4th quarter of 2014 in a collaborative study with Avanti Polar Inc., IPS Therapeutique, Canada. The optimum compound of oral formulations with a eutectic mixture and DMPC,DMPG, LysoPC ,LysoPG and EGPG are being studied at IPS therapeutic to decide upon a lead compound to take into the clinic. Animal toxicology  at Nucro Technics Inc. in 1st quarter of 2015 will follow.

The effects of liposomal curcumin on mercury poisoning in mice are being explored  at Thomas Jefferson University, Philadelphia commenced in the 4th quarter of 2014.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of the Independent Registered Public Accounting Firm appears on pages 46-47 and the Financial Statements and Notes to Financial Statements appear in Part IV of this Report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2014.  Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is also a brief description of the relevant business and/or scientific experience and background of each person named below.

Officers, Directors and Other Key Staff

Our current officers, directors, and other key advisors to the Company consist of:

Name	Age	Position

Lawrence Helson, BSci, BMed, M.Sci, MD	83	Chief Executive Officer, Chief Financial Officer, Director, and President

Arthur P. Bollon, Ph.D.	72	Director

Jack Levine, CPA	64	Director

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

Arthur P. Bollon, Ph.D.

Dr. Arthur P. Bollon has served as a director of the Company since May 28, 2008. Dr. Bollon has more than 25 years of experience in biotechnology as a scientist, executive and entrepreneur.  Since 2011, Dr. Bollon has been Chairman and CEO of Vitruvian BioMedical, Inc., which is developing an Alzheimer Disease Vaccine and diagnostic technologies. From October 2003, until August 2010, he was the Chairman, President and Chief Executive Officer to HemoBioTech, Inc. which is developing HemoTech, a potential substitute for human blood. He is a founder and had served as Chairman and Chief Executive Officer of  Wadley Biosciences Inc./LPL, a joint venture between Wadley Cancer Center and Phillips Petroleum which focused on cancer and immune disease therapeutics from 1987 to 1991. From 1992 to 2000, he was a founder, Chairman and Chief Executive Officer of Cytoclonal Pharmaceutics Inc. which focused on cancer and infectious disease therapeutics. While at Cytoclonal, he completed an initial public offering. In addition, he has completed research contracts with multiple universities including UCLA, Montana State University, University of California at San Diego, Texas Tech University and University of British Columbia and licensing agreements with Brisol Meyers-Squibb, Phillips Petroleum, Merck & Co. and Nuron Biotech.

Jack Levine, CPA

Jack Levine was appointed to the Board of Directors of the Company on July 12, 2010. Mr. Levine, a Certified Public Accountant, has been advising private companies for over 30 years. As of November 2011, he was elected Chairman of the Audit Committee of Provista Diagnostics, Inc., a cancer detection and diagnostics company focused on women’s cancer. The company has established partnerships that allow access to some of the most innovative biomarkers in the molecular oncology market. From 1999 to 2007 he served as an Independent Board Member to Pharmanet, Inc. where from 2006-2007, he served as Chairman of the Board; in 2005, was a member of the Nominating Committee, Lead Director in 2004; a member of the Compensation Committee in 2003, a Chairman of the Audit Committee in 1999. Pharmanet is a global drug development services company providing a comprehensive range of services to pharmaceutical biotechnology, generic drug and medical device companies that was traded on Nasdaq and has since been acquired. From 2004-2008, Mr. Levine served as Chairman of the Audit Committee of Grant Life Sciences (OTCBB), an R&D company focused on early detection of cervical cancer and also providing medical diagnostic kits. From 2000-2006, Mr. Levine was Chairman either of the Audit Committee, Executive Committee or ALCO Committee of Beach Bank, Miami Beach, Florida. He also served as Chairman of the Audit Committees of Prairie Fund (2000-2006) and Bankers Savings Bank (1996-1998). From 2004-2006, Mr. Levine was a member of the Audit Committee of Miami Dade County School Board, the nation’s third largest school system with an annual budget exceeding $5 Billion.  Mr. Levine currently sits on the Board of Biscayne Pharmaceuticals, Inc.  Biscayne is a biopharmaceutical company discovering and developing novel therapies based on growth hormone-releasing hormone (GHRH) analogs.  Mr. Levine has been a Board Member since January 2013.

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

Lawrence Helson, MD, See “Management” above.

Arthur Bollon, PhD,  See “Management” above.

Anirban Maitra, MBBS, is the recipient of the Sponsored Research Agreement Johns Hopkins Hospital Preclinical nanocurcumin development. Dr. Maitra holds a Medical degree from All India Institute of Medical Sciences at New Delhi, India in 1996. He then had a residency in Anatomic Pathology from University of Texas Southwestern Medical Center Dallas followed by a Fellowship in Pediatric Pathology Dallas Children’s Medical Center and Gastrointestinal/liver Pathology clinical research fellowship at Johns Hopkins in 2001, with a faculty appointment in 2002. Currently, he is Associate Professor of Pathology and Oncology, and on the faculty of McKusick-Nathans Institute of Genetic Medicine. He is associate editor of Current Molecular Medicine and has five major awards for his research contributions. His research activities include mechanism-based cancer-specific therapies for pancreatic cancer exploring small molecule inhibitors of developmental signaling pathways, high-throughput approaches for identification of abnormal pancreatic cancer genes, and using targeted nanoparticles as novel drug delivery systems to enhance therapeutic efficacy while restricting side effects. This latter research is supported by a Sponsored Research Agreement with SignPath Pharma Inc.

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

George M. Shopp, PhD. DABT is a private consultant assisting clients in the nonclinical discovery and development of small molecule and biological therapeutics. He has 33 years of experience in the fields of toxicology, pharmacology, pharmacokinetics and drug development. This includes two years at toxicology contract research organizations (CRGs), 12 years in grant and contract supported basic and applied research (Medical College of Virginia and Lovelace Medical Foundation). Fourteen years in industrial drug development including: 3 years at Synergen responsible for all regulatory and research investigational toxicology; 2 years at Genentech directing the research toxicology group, and responsible for nonclinical development of growth factors and monoclonal antibodies; and Elan Pharmaceuticals for 9 years responsible for global nonclinical development and research toxicology of small molecule drugs and biopharmaceutics. Therapeutic areas include: Alzheimer’s disease, Parkinson’s disease, pain, migraine, oncology, diabetes, epilepsy, stroke, rheumatoid arthritis, inflammatory bowel disease, and sepsis. Drug classes include: enzyme inhibitors, ion channel blockers, anti-angiogenesis factors, growth factors, monoclonal antibodies, human proteins, and polyethylene glycol conjugated molecules. Areas of expertise include: building and managing skilled and efficient nonclinical safety groups in the pharmaceutical industry, global nonclinical development of small molecule and protein drugs, regulatory toxicology (FDA, ED and Japan), performing due diligence on potential in licensed programs, conducting in-house and contract GLP pharmacology/toxicology/ADME/PK studies, in vitro toxicity testing and screening, in vivo disease models, research and investigational toxicology, assessment of immunotoxicologic/host resistance/hematopoietic effects of drugs and chemicals, flow cytometry, and pulmonary toxicology/immunology. Dr. Shopp was President of the Board of Directors for the American Board of Toxicology in 2003. He has a PhD in Pharocolgy Toxicology from the Medical College of Virginia, post-doctoral work in pulmonary immunology/toxicology and a BS in Biology and Chemistry from Bucknell University.

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

Peter Sordillo M.D. PhD was on the attending staff of Hematology and Medical Oncology at Lenox Hill Hospital, New York, New York from 1987 until his retirement in 2014.   He is also a consultant to Institute for Ultrafast Spectroscopy and Lasers, Physics Department of City University of New York.  From 1981 to 1989, he was an oncologist on the attending staff of Solid Tumor Service, Department of Medicine, Memorial Sloan-Kettering Cancer Center.  Dr. Sordillo received his Diplomate of American Board of Medical Oncology in 1981 and his Diplomate of American Board of Internal Medicine in 1977.  Dr. Sordillo received his Doctor of Medicine from New York Medical College in 1974, his Ph.D. in Physics from Columbia University in 1990 and his M.S. in Physics from New York University in 2001.

Business Advisory Board

Adam Sheer was elected a member of the Company’s Business Advisory Board in January 2012. He is a consultant to the equities business. From January, 2010 until January 2011 he was a consultant to Magnetar Capital in Chicago. From September 2007 until January 2010, he was a managing principal and Chief Investment Officer to Aldebaran Investors, a SPAC (Special Purpose Acquisition Company). From January, 2005 until September 2007, Mr. Scheer was portfolio manager for SPACs at Fir Tree Partners. He started his career at Goldman Sachs/SpeerLeeds and Kellogg as a trader trainee in 2002. Mr. Sheen holds a B.A. in International Economics & Commerce from Lafayette College.

Contingency Plan

In the event that Dr. Helson, our current CEO, is unable to fulfill his duties due to a short-term, long-term, or permanent absence, the Company has adopted a contingency plan setting forth a recommended plan for the governance of the Company.  Under the terms of the contingency plan, Dr. George Shopp, a member of our Scientific Advisory Board, is expected to supervise our general and preclinical science, and Dr. Peter Sordillo, a member of our Scientific Advisory Board, is expected to supervise our clinical issues, trials and related matters.   Drs. Shopp and Sordillo are expected to enter into employment agreements with the Company under their current positions, and Dr. Shopp would become interim CEO if Dr. Helson is unable to perform his duties.

ITEM 11.  EXECUTIVE COMPENSATION

On February 20, 2013, the Company has entered into a three-year employment agreement with Dr. Lawrence Helson to secure his services as Chairman, President and Chief Executive Officer.  The contract ends February 20, 2016.   Pursuant to this Agreement, Dr. Helson will receive a base salary of $204,000 per annum.  On May 1, 2014, Dr. Helson received options to purchase 200,000 shares of Common Stock exercisable at $1.25 per share for services rendered during 2013.  On February 20, 2013, he agreed to waive $104,000 of his accrued $200,000 salary for 2012 and received options to purchase 200,000 shares of Common Stock exercisable at $0.85 per share.

Dr. Helson will be eligible to receive stock options to purchase up to 250,000 shares of Common Stock exercisable at $0.85 per share for 10 years from the date of grant upon initiation of Phase Ib trials and approvals from either the U.S. FDA to initiate Phase II trials on one or more cancer indications.  Dr. Helson would also then be entitled to a 20% increase in salary.  Upon successful completion of one or more clinical Phase II trials and approvals from either or both the FDA and EMA to initiate Phase III trials on at least one cancer indication, Dr. Helson shall be granted stock options to purchase 250,000 shares of the Company’s common stock exercisable at $1.25 per share and an increase in salary to $325,000 per annum.  If the Company is acquired or a Change of Control takes place at a price not less than $500 million before the completion of either of these milestones and/or other milestones authorized on December 12, 2014 described below, all bonuses shall be payable upon closing of such transaction.

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

On December 12, 2014, the Board of Directors authorized an amendment to Dr. Helson’s employment agreement to provide that: (A) upon successful completion of Phase I trials for anti-Ebola testing in Africa paid for by the United States Army Medical Research Institute of Infectious Diseases (“USAMRIID”), exclusive of the cost of drug products and shipping, Dr. Helson would receive options to purchase 300,000 shares of Common Stock exercisable at then current fair market value and a cash bonus of $75,000, and (B) upon successful completion of Phase I trials in Vienna, Austria for the lead anti-QT prolongation drugs (Moxifloxacin) for liposomes Dr. Helson would receive additional options to purchase 300,000 shares of Common Stock exercisable at then current fair market value and a cash bonus of $25,000.

Scientific Advisory Board

Members of the Scientific Advisory Board (SAB) are reimbursed for reasonable expenses incurred in connection with travel to attend SAB meetings.  We expect a maximum of one SAB meeting will be held per year.  Advisors will be paid $2,000 for attending each meeting called by SignPath.  Options to purchase common shares of SignPath may be made available to the advisors under the 2009 Option Plan.  On December 10, 2014, the Compensation Committee of the Board awarded Dr. Peter Sordillo options to purchase 25,000 shares of Common Stock at $2.00 per share under the plan.

The following table sets forth, with respect to the Company’s fiscal years ended December 31, 2014 and 2013, all compensation earned by each person who is required to be listed pursuant to Item 402(m)(2) of Regulation S-K.

Name and Principal Position	Year	Salary ($)	Bonus($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation($)(5)		Total ($)

Lawrence Helson	2014	$200,000(1)	$30,000	(2)	$-	$162,580	(3)	$-	$20,300	(4)	$412,880
President and Chief Executive Officer	2013	$96,000	$-		$-	$104,000	(5)	$-	$-		$304,000

_________________________
(1) Under Dr. Helson’s employment contract he received a base salary of $204,000 per annum, of which he received $200,000 in 2013 and 2014.

(2) A discretionary cash bonus of $30,000 was authorized by the Board on December 12, 2014, in consideration of additional services rendered by Dr. Helson during 2014.

(3) On May 1, 2014, the Company issued 200,000 options to Dr. Helson under the 2009 plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest immediately on grant date. The Company valued these options using the Black-Scholes option pricing model totaling $162,580 under the following assumptions: $0.85 stock price, $1.25 exercise price, 5 years to maturity, 415.87% volatility, 1.66% risk free rate.

(4) Pursuant to the terms of Dr. Helson’s employment agreement, the Compensation Committee of the Board of Directors authorized the reimbursement of an aggregate of approximately $20,300 for Medicare payments deducted from Dr. Helson’s salary from the beginning of his employment by the Company.

(5) On February 20, 2013, Dr. Helson agreed to waive $104,000 of his accrued $200,000 salary for 2012. In exchange for waiving this accrued salary, the Company issued Dr. Helson options to purchase 200,000 shares of Common Stock exercisable at $0.85 per share. The Company valued these options using the Black-Scholes option pricing model totaling $104,000 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 626% volatility, .35% risk free rate.

Director’s Compensation

Members of the Board of Directors are reimbursed for reasonable expenses incurred in connection with travel to attend board meetings.   Options to purchase 60,000 shares of Common Stock of SignPath were granted to each of Jack Levine and Arthur Bollon, independent directors, under the 2009 Option Plan for 2012 exercisable for five (5) years at $0.85 per share.  An additional 60,000 options were granted to each of Jack Levine and Arthur Bollon, which vested in quarterly increments during 2015 and are exercisable for five (5) years at $1.25 per share.  An additional 30,000 options were granted to each of Jack Levine and Arthur Bollon on May 1, 2014 which vest in quarterly increments during 2014 and are exercisable for five (5) years at $1.25 per share.  An additional 30,000 options were granted to each of Jack Levine and Arthur Bollon on March 20, 2015 which vest in quarterly increments during 2015 and are exercisable for five (5) years at $2.00 per share. No cash compensation has been paid to directors.  See “2009 Employee Stock Incentive Plan” below.

Pursuant to the terms of a Letter Agreement dated July 12, 2010, Jack Levine was granted options to purchase 100,000 shares of common stock at $0.85 per share upon his joining the Board of Directors.  The option vested in three equal installments on each of the first three anniversary dates of the date of grant and is exercisable for ten (10) years from the date of grant.  He also received 30,000, 40,000, 40,000, 40,000 and 40,000 restricted shares of Common Stock on December 28, 2010, December 22, 2011, February 20, 2013, May 1, 2014 and January 1, 2015, in consideration of consulting and accounting services as chairman of the Company’s Audit Committee.  He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

2009 Employee Stock Incentive Plan

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Option Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 1,171,630 shares of our common stock (as of January 1, 2015), which may be authorized and unissued shares or treasury shares.  Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019.  An aggregate of 460,000 options have been granted under the 2009 Plan to independent directors of the Company, 400,000 options to the Company’s CEO, 30,000 options to the Company’s outside law firm, and 25,000 options to a member of the Scientific Advisory Board.  See “Director’s Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock and convertible preferred stock (“Voting Stock”) as of March 31, 2015 by (i) each person which is known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) by each of the Company’s directors, (iii) by each executive officer of the Company, and (iv) by all executive officers and directors as a group.

The address of each of the persons listed below, unless otherwise noted, is c/o SignPath Pharma Inc., 3477 Corporate Parkway, Suite 100, Center Valley, PA 18034.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Common Stock and Preferred Stock Beneficially Owned (2)

Dr. Lawrence Helson	2,710,000	(3)	10.7%

Dr. Arthur Bollon	980,000	(4)	3.9%

Jack Levine	470,000	(4) (5)	1.8%

Bruce Meyers (6)	5,914,503	(7)	23.2%

Imtiaz Khan (6)(8)	2,450,000		9.8%

All Executive Officers and Directors as a Group (3 persons)	4,160,000		15.9%

(1) Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights. As of the date of this report, there were 14,163,887 shares of our common stock issued and outstanding. As of that date: (i) 1,171,630 shares of common stock were authorized for issuance under our 2009 Option Plan of which 855,000 options had been granted; (ii) approximately 3,831,576 shares of our common stock were reserved for issuance pursuant to conversion of Series A Preferred Stock; (iii) approximately 4,037,018 shares were reserved for issuance pursuant to exercise of Class A Warrants to purchase common stock; (iv) 368,894 shares of our common stock were reserved for issuance pursuant to the issuance of shares in payment of liquidated damages concerning registration rights; (v) 2,525,842 shares of Common Stock were reserved for issuance pursuant to conversion of Series B Preferred Stock; (vi) 2,525,842 shares of Common Stock were reserved for issuance pursuant to exercise of Class B Warrants; (vii) 4,000,000 shares of Common Stock were reserved for issuance pursuant to conversion of Series C Preferred Stock; (viii) 2,000,000 shares of Common Stock were reserved for issuance pursuant to exercise of Class C Warrants; (ix) 632.625 shares of Common Stock were reserved for issuance pursuant to conversion of outstanding shares of Series D Preferred Stock; (x) 158,157 shares of Common Stock were reserved for issuance pursuant to exercise of Class D Warrants; (xi) there were Placement Agent Warrants to purchase approximately 3,265,360.22 shares of common stock pursuant to the Units sold in the 2008 - 2015 Private Placements; and (xii) 800,000 shares issuable upon exercise of vendor warrants granted in 2013 and 2014.

(2) As of the date of this report, based on an aggregate of 25,153,930 voting shares, consisting of 14,163,887 shares of Common Stock, 3,831,576 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 2,525,842 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 4,000,000 shares of common stock issuable upon conversion of Series C Preferred Stock, and 632.625 shares of Common Stock issuable upon conversion of Series D Preferred Stock.

(3) Dr. Helson disclaims beneficial ownership of an aggregate of 90,000 shares of Common Stock gifted for estate planning purposes.  Includes options to purchase 200,000 shares of Common Stock granted on February 20, 2013, in lieu of $104,000 of accrued compensation for 2012 and options to purchase 200,000 shares of Common Stock granted on May 1, 2014.

(4) Includes options to purchase: (a) 60,000 shares of Common Stock issuable at $0.85 per share for 2012 compensation as an independent director, (b) 60,000 shares of Common Stock, issuable at $1.25 per share for 2013 compensation granted on February 20, 2013, (c) 30,000 shares of Common Stock issuable at $1.25 per share for 2014 compensation granted on May 1, 2014, and (d) 30,000 shares of Common Stock issuable at $2.00 per share for 2015 compensation granted on March 20, 2015.

(5) Includes options to purchase 100,000 shares of common stock issuable at $0.85 per share upon his joining the board of directors in July 2010 are currently exercisable.

(6) The address of each of these persons is 45 Broadway, 2nd Fl., New York, NY 10006.

(7) Bruce Meyers is the General Partner of Meyers Investments Family Limited Partnership and has the power to vote and dispose of the shares, consisting of: 5,015,865 shares of common stock, 449,418 shares issuable upon conversion of 381,665 shares of Series A Preferred Stock and 449,220 shares issuable upon exercise of Class A Warrants.  Does not include 2,715,008 shares of common stock issuable upon exercise of Placement Agent Warrants held by Meyers Investments Family Limited Partnership and Meyers Associates under blocking amendments pursuant to which the holder must give at least 61 days prior notice to the Company prior to any exercise if the holder would beneficially own in excess of either 4.99% or 9.99% of the outstanding common stock of the Company.

(8) Mr. Khan is Vice President of Meyers Associates L.P. and owns 1% of Meyers Securities Corp., the parent of Meyers Associates L.P., the Company’s placement agent.  Consists of shares of common stock held by Mr. Khan personally.

Unless otherwise indicated in the foregoing table (or the footnotes thereto), the persons named in the table have sole voting and dispositive power with respect to the shares of the Company’s common stock and/or options owned by such person, subject to community property laws where applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described elsewhere in this Annual Report on Form 10-K, the Company, Meyers Securities Corp. and Meyers Associates LP, the placement agent for its preferred stock offerings, have several relationships and related transactions.  Mr. Bruce Meyers, the Principal and Chief Executive Officer of Meyers Securities Corp. and Meyers Associates LP, is a founder of the Company.  Mr. Meyers, as General Partner of Meyers Investments Family Limited Partnership, a principal stockholder of the Company, has influence in the affairs and operations of the Company which may present a conflict of interest between the Company and the Placement Agent.  A potential conflict of interest may arise if Mr. Meyers recommends and/or implements a transaction with the placement agent on less favorable terms than those available through a third party. All activities and influence of Mr. Meyers regarding Company affairs have consisted of corporate finance and capital formation as the Company’s investment banker, including, but not limited to, advice on various potential financing transactions, besides those with the Company’s placement agent, joint-ventures and other transaction with industry partners.  (See “Risk Factors”).

During fiscal 2013, the Company sold 3,380 Units of Series C Preferred Stock at $1,000 per Unit, to nine different investors for aggregate proceeds of $3,380,000.  Each Unit consists of one share of a 6.5% Series C Convertible Preferred Stock.  Meyers Associates L.P. received sales commissions of 10% ($338,000) of the gross proceeds of the sale of Units, as well as a non-refundable expense allowance equal to 3% of the gross proceeds of the offering and a Unit Purchase Option (subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the offering.

During the period from January 1, 2014 through June 18, 2014, the Company sold an aggregate of 1,620 Units of Series C Preferred Stock at $1,000 per Unit, to eight (8) different investors for aggregate proceeds of $1,620,000.  Meyers Associates L.P. received sales commissions of 10% ($162,000) of the gross proceeds of the sale of Units, as well as a non-refundable expense allowance equal to 3% of the gross proceeds of the offering and a Unit Purchase Option (subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the offering.

During the period from October 31, 2014 to November 26, 2014, the Company sold an aggregate of 320 Units of Series D Preferred Stock at $1,000 per Unit, to four (4) different investors for aggregate proceeds of $320,000.   Meyers Associates L.P. received aggregate sales commissions of 10% ($32,000) of the gross proceeds of the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering and a Unit Purchase Option (subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the offering.

From January 1, 2015 through February 27, 2015, the Company sold an additional 795.25 Units of Series D Preferred Stock at $1,000 per Unit, to 16 different investors for aggregate proceeds of $795,250.  Meyers Associates L.P. received sales commissions of 10% ($79,525) of the gross proceeds of the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Offering and received a Unit Purchase Option (subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the Offering.

On May 28, 2014, the Company voided 1,537,840 placement warrants which were replaced by 1,484,851 placement agent warrants with an exercise price of $1.25 which will expire on the seventh anniversary of the modification. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $1.25 exercise price, 7 years to maturity, 117.07% volatility, 2.01% risk free rate. As a result of the modification the value of the replacement placement warrants was less than the valuation of the original warrants, therefore the Company did not recognize a gain on equity modification.

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

On January 14, 2015, the Company voided and were replaced by 2,621,851.22 placement agent warrants with an exercise price of $1.25 which will expire on the seventh anniversary of the modification. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $1.25 exercise price, 7 years to maturity, 144.70% volatility, 1.62% risk free rate. As a result of the modification, the Company recognized a loss on equity modification of $24,868 in 2015.

On December 22, 2011, the  Board of Directors awarded (i) 150,000 restricted shares of Common Stock to Dr. Helson in exchange for his forfeiture of approximately $104,000 in accrued and unpaid salary, and an additional 150,000 shares of Common Stock in exchange for his forfeiture of bonus compensation through December 31, 2012; (ii) 200,000 restricted shares of Common Stock to Meyers Securities Corp. for administrative functions performed for the Company which is without staff; (iii) 30,000 restricted shares of Common Stock to Jack Levine, who performed various tasks without compensation as Chairman of the Audit Committee.  He also received 40,000 restricted shares of Common Stock on December 22, 2011 and February 20, 2013 in consideration of consulting and accounting services as Chairman of the Audit Committee.

On February 20, 2013, as amended on December 10, 2014, the Board of Directors authorized: (a) a new three-year employment agreement for Dr. Helson described above under “Executive Compensation”, and (b) options to purchase 60,000 shares of Common Stock to each of Jack Levine and Arthur Bollon, independent directors, for 2012 compensation exercisable at $0.85 per share for five years and 60,000 shares of Common Stock for 2013 compensation exercisable at $1.25 per share for five years.  See “Executive Compensation” for the terms of the Amendment to the Company’s Employment Agreement with Dr. Lawrence Helson, its Chief Executive Officer.

On May 1, 2014, the Board of Directors authorized:  (a) options to purchase 200,000 shares of Common Stock to Lawrence Helson, CEO, exercisable at $1.25 per share for ten years, and (b) options to purchase 30,000 shares of Common Stock to each of Jack Levine and Arthur Bollon, independent directors, for 2014 compensation exercisable at $1.25 per share for five (5) years.

On March 20, 2015, the Board of Directors authorized options to purchase 30,000 shares of Common Stock to each of Jack Levine and Arthur Bollon, independent directors,  for 2015 compensation exercisable at $2.00 per share for five (5) years.

Meyers Associates, Bruce Meyers, and Imtiaz Khan, principals of Meyers Associates, L.P. (collectively, the “Principals”), are subject to pending disciplinary proceeding from the Financial Industry Regulatory Authority, Inc. (“FINRA”).  On October 6, 2014, FINRA filed a complaint (the “Complaint”) alleging, among other things, the violation of certain rules of FINRA and the National Association of Securities Dealers and federal securities laws in connection with Meyers’ prior offerings of the Company’s securities.  Meyers and the Principals have answered the Complaint which they maintain is without merit and that they will contest the enforcement action vigorously.  For more information regarding the Complaint, see the Risk Factor titled “Meyers Associates, L.P. and its principals are subject to disciplinary proceedings from FINRA in connection with, among other things, previous offerings of the Company’s securities.”

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

As of the date of this report, we have determined that Dr. Arthur Bollon and Jack Levine, two of our three directors, are non-officer independent members of the Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Fiscal 2014 and 2013, M&K CPAS, PLLC (“M&K”) served as our independent auditors.  However, the Company terminated the services of M&K on January 29, 2015 and engaged Friedman LLP (“Friedman”) as the Company’s independent auditors on February 11, 2015.  Friedman performed the audit of the Company’s consolidated financial statements for Fiscal 2014 and issued the audit report in this Annual Report.

The following table presents: (1) fees for professional audit services rendered by M&K for the audit of our annual financial statements and for other services for the year ended December 31, 2013; (2) fees for professional services rendered by M&K for the year ended December 31, 2014; and (3) fees for professional audit services rendered by Friedman for the audit of our annual financial statements and for other services for the year ended December 31, 2014.

	2014 (Friedman)	2014 (M&K)	2013 (M&K)
Audit Fees	$20,000	$28,500	$26,500
Audit Related Fees	-0-	-0-	-0-
Tax Fees	-0-	-0-	-0-
All Other Fees	-0-	-0-	-0-
Total	$20,000	$28,500	$26,500

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

All Other Fees:  The aggregate fees, including expenses, billed for all other services, not described above, rendered to the Company by M&K and Friedman during Fiscal year 2014 and 2013 were zero.

We have been advised by both M&K and Friedman that neither the firms, nor any member of the firms, have any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Company’s audit committee presently consists of one member, Jack Levine.  The audit committee is responsible recommend to the Company’s Board the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles, and for overseeing the work of the independent auditor, including their independence and objectivity. The Board is responsible for approving the compensation of the auditor.  The Board has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor, as follows: on an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Board is requested, and the Board reviews these requests and advises management if the Board approves the engagement of the independent auditor. On a periodic basis, management reports to the Board regarding the actual spending for such projects and services compared to the approved amounts.  All audit-related fees, tax fees and all other fees were approved by the entire Board.  The projects and categories of service are as follows:

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

All Other – fees for all other services provided by the auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SignPath Pharma, Inc.

We have audited the accompanying balance sheet of SignPath Pharma, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SignPath Pharma, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP
Marlton, New Jersey
April 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SignPath Pharma, Inc.

We have audited the accompanying balance sheet of SignPath Pharma, Inc. as of December 31, 2013, and the related statement of operations, stockholders’ equity (deficit), and cash flow for the year then ended. The financial statements for the period from inception (May 15, 2006) to December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of the SignPath Pharma, Inc. as of December 31, 2013, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 9, 2015

SIGNPATH PHARMA, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013
CURRENT ASSETS

Cash	$716,193	$1,241,397

Total Current Assets	716,193	1,241,397

TOTAL ASSETS	$716,193	$1,241,397

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$447,999	$421,632

Total Current Liabilities	447,999	421,632

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, 5,000,000 shares authorized, $0.10 par value
Series A; 5,000 shares authorized 3,256 shares issued and outstanding, respectively	326	326
Series B; 3,000 shares authorized 2,146 shares issued andoutstanding, respectively	215	215
Series C; 6,000 shares authorized 5,001 and 3,380 shares issued andoutstanding, respectively	500	338
Series D; 6,000 shares authorized 320 and 0 shares issued and outstanding, respectively	32	-
Common stock; $0.001 par value, 50,000,000 shares authorized; 14,123,887 and 12,877,500 shares issued and outstanding, respectively	14,124	12,879
Accrued dividends	969,230	1,353,961
Additional paid-in capital	12,700,365	10,120,454
Accumulated deficit	(13,416,598)	(10,668,408)

Total Stockholders' Equity	268,194	819,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$716,193	$1,241,397

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Operations

	For the Years Ended
	December, 31
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	73,005	53,957
Professional fees	413,953	808,865
Research and development	1,927,851	841,502
Salaries and wages	327,316	249,407

Total Operating Expenses	2,742,125	1,953,731

OPERATING LOSS	(2,742,125)	(1,953,731)

OTHER INCOME (EXPENSE)

Gain (loss) on derivative liability	-	(3,926)
Transaction loss	(6,671)	-
Interest income	606	785

Total Other Income (Expense)	(6,065)	(3,141)

NET LOSS BEFORE INCOME TAXES	(2,748,190)	(1,956,872)
Provision for income taxes	-	-

NET LOSS	$(2,748,190)	$(1,956,872)

DEEMED DIVIDEND ON WARRANTS	-	(2,445,621)

PREFERRED STOCK DIVIDEND	(640,673)	(492,089)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,388,863)	$(4,894,582)

BASIC AND DILUTED LOSS PER SHARE	$(0.25)	$(0.38)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,505,925	12,877,500

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Stockholders' Equity (Deficit)

						Additional		Total
	Preferred Stock		Common Stock		Accrued	Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Dividends	Capital	Accumulated	Equity (Deficit)

Balance, December 31, 2012	5,402	$541	12,837,500	$12,839	$861,872	$1,286,613	$(8,711,536)	$(6,549,671)

Preferred stock issued for cash	3,380	338	-	-	-	3,379,662	-	3,380,000

Stock offering costs	-	-	-	-	-	(550,326)	-	(550,326)

Common stock issued for services	-	-	40,000	40	-	33,960	-	34,000

Executive forfeited salary	-	-	-	-	-	104,000	-	104,000

Amortization of options issued for services	-	-	-	-	-	667,449	-	667,449

Preferred dividend accrued	-	-	-	-	492,089	(492,089)	-	-

Adjustment for derivative liability	-	-	-	-	-	5,691,185	-	5,691,185

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(1,956,872)	(1,956,872)

Balance, December 31, 2013	8,782	$879	12,877,500	$12,879	$1,353,961	$10,120,454	$(10,668,408)	$819,765

Preferred stock and warrants issued for cash, net of $289,240 offering costs	1,941	194	-	-	-	1,650,567	-	1,650,760

Amortization of options issued for services	-	-	-	-	-	217,444	-	217,444

Modification of warrants	-	-	-	-	-	13,132	-	13,132

Warrants issued for services	-	-	-	-	-	281,283	-	281,283

Common Stock issued for services	-	-	40,000	40	-	33,960	-	34,000

Common Stock issued payment of preferred stock dividends	-	-	1,206,387	1,206	(1,025,404)	1,024,198	-	-

Preferred dividend accrued	-	-	-	-	640,673	(640,673)	-	-

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(2,748,190)	(2,748,190)

Balance, December 31, 2014	10,723	$1,073	14,123,887	$14,124	$969,230	$12,700,365	$(13,416,598)	$268,194

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Statements of Cash Flows

	For the Years Ended
	December, 31
	2014	2013

OPERATING ACTIVITIES

Net loss	$(2,748,190)	$(1,956,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	34,000	34,000
Stock options compensation	217,444	667,449
Modification of warrants	13,132	-
Warrants issued for services	281,283	-
Depreciation expense	-	144
Change in derivative liability, net of bifurcation	-	3,926
Changes in operating assets and liabilities
Accounts payable and accrued expenses	26,367	(368,846)
Net Cash Used in Operating Activities	(2,175,964)	(1,620,199)

FINANCING ACTIVITIES

Preferred stock issued for cash, net of stock offering costs	1,650,760	2,829,674
Proceeds from related party notes payable	-	30,000
Repayment of related party notes payable	-	(30,000)
Net Cash Provided by Financing Activities	1,650,760	2,829,674

NET INCREASE (DECREASE) IN CASH	(525,204)	1,209,475
CASH AT BEGINNING OF PERIOD	1,241,397	31,922

CASH AT END OF PERIOD	$716,193	$1,241,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Executive salary forfeited	$-	$104,000
Common stock issued for dividends	$1,025,404	$-
Settlement of derivative liability	$-	$5,691,185
Preferred dividend accrual	$640,673	$492,089

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 1 – NATURE OF OPERATIONS

SignPath Pharma, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on May 15, 2006. The Company was organized to develop proprietary formulations of curcumin (diferuloylmethane), a naturally occurring compound found in the root of the Curcuma longa (turmeric) plant, for applications in malignant diseases. The Company’s product candidates are currently in Phase I clinical trials in Austria and an Investigational New Drug (“IND”) application was approved by the U.S. Food and Drug Administration (“FDA”) in 2014.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2014, the Company recognized sales revenue of $-0- and incurred a net loss of $2,748,190. As of December 31, 2014, the Company had an accumulated deficit of $13,416,598. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of December 31, 2014 or 2013.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $437,081 and $991,397 of cash balances in excess of federally insured limits at December 31, 2014 and 2013, respectively.

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

Research and Development Costs
The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $1,927,851 and $841,502 during the years ended December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014 and 2013, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 23,922,480 and 22,424,146 at December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development state entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it and been in the development stage. ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods; however, early adoption is permitted. The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended September 30, 2014 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

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

NOTE 5 – NOTE PAYABLE

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

NOTE 6 – DERIVATIVE LIABILITY AND FAIR VALUE MEASUREMENTS

On July 17, 2013, the Company amended its Certificate of Incorporation to eliminate anti-dilution price protection from its Series A Preferred Stock and associated derivative liability. The change in fair value during years ended December 31, 2014 and 2013 of $0 and ($3,926), respectively, is recorded as a derivative loss in the accompanying Statements of Operations.

NOTE 7 – PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock, $.10 par value, of which, as of December 31, 2014, an aggregate of 10,722.375 shares were issued and outstanding consisting of (i) 5,000 shares of Series A Convertible Preferred Stock authorized and 3,255.375 shares issued and outstanding, (ii) 3,000 shares of Series B Convertible Preferred Stock authorized and 2,146 shares were issued and outstanding, (iii) 6,000 shares of Series C Convertible Preferred Stock authorized and 5,001 shares were issued and outstanding, and (iv) 6,000 shares of Series D Convertible Preferred Stock are authorized, 320 of which were issued and outstanding.

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock (“Series A Preferred Stock”) was authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights (“Certificate of Designation”), filed with the Secretary of State of Delaware on November 26, 2008, as amended and restated on July 17, 2013, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series A Preferred Stock.  The shares of Series A Preferred Stock are fully paid and non-assessable.

Between November 25, 2008 and July 26, 2011, the Company completed the private placement of an aggregate of 3,255.375 Units of the Company’s securities, representing $3,255,375 principal amount of 6.5% Series A Preferred Stock at $1,000 per Unit.  This was the first series of preferred Stock issued by the Company.  Each Unit consisted of:  $1,000 face value of one share of Preferred Stock, convertible at $.85 per share into 1,177 shares of common stock, with each share of Preferred Stock accruing an annual dividend of 6.5% or $65 per share payable annually in cash or shares of common stock at the option of the Company, unless earlier converted or redeemed.  Warrants included in the Units, as amended, are exercisable for five years from the date when the Common Stock is publicly traded at an exercise price of $1.27, payable in cash, unless the Company fails to keep the registration statement effective to purchase 1,177 shares of common stock.  A total of 3,255.375 shares of Preferred Stock were purchased in the offering, which are convertible into an aggregate of approximately 3,831,576 shares of common stock.  Of this amount, an aggregate of 3,382,357 shares have been registered for resale by 33 retail investors, which amount excludes 449,220 shares of common Stock issuable upon conversion of Preferred Stock sold to the Placement Agent’s affiliates.

Rank.  The Preferred Stock ranks (i) senior to the common stock and any other class or series of the Company’s capital stock either specifically ranking by its terms junior to the Preferred Stock or not specifically ranking by its terms senior to or on parity with the Preferred Stock, (ii) on parity with any class or series of the Company’s capital stock specifically ranking by its terms on parity with the Preferred Stock, and (iii) junior to any class or series of capital stock specifically ranking by its terms senior to the Preferred Stock, in each case, as to payment of dividends or as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary.  The approval of the holders of a majority of the Preferred Stock is required in order for the Company to issue any capital stock with rights on parity with or senior to the Preferred Stock.

Dividends.  The holders of the Preferred Stock are entitled to receive annual cumulative per share dividends of 6.5% of the liquidation preference of the Preferred Stock, out of funds legally available, prior to any payment of dividends on the Company’s common stock or any other class of stock ranking junior to the Preferred Stock.  Such dividends are payable in cash or shares of common stock, at the option of the Company, semiannually on the last business day of February and August of each year (each a “Dividend Payment Date”), commencing in February 2009 with respect to the period from issuance through such date.  The holders of the Preferred Stock are entitled to share ratably with the holders of the common stock in any dividend declared on the common stock.

Dividends on the Preferred Stock will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.  Dividends accumulate to the extent they are not paid on the Dividend Payment Date to which they relate.  Accumulated unpaid dividends will not bear interest.  According to Delaware law, the Company may declare and pay dividends or make other distributions on its capital stock only out of legally-available funds.  In addition, no dividends or distributions may be declared, paid or made if the Company is or would be rendered insolvent by virtue of such dividend or distribution.

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

Conversion.  At the election of the holder thereof, each share of Preferred Stock will be convertible into common stock, at any time after issuance, at the Conversion Rate, as it may be adjusted from time to time in accordance with the Certificate of Designation.  The Preferred Stock will not convert automatically into Common Stock upon completion of this offering and only the underlying Common Stock issuable upon conversion is registered for the resale under this prospectus.  The Conversion Rate initially will be 1,177 shares of common stock ($.85 per share) for each Share of Preferred Stock.  Conversion Price is also subject to adjustment from time to time in the event of (i) the issuance of common stock as a dividend or distribution on any class of the Company’s capital stock; or (ii) the combination, subdivision or reclassification of the common stock.  No fractional shares will be issued upon conversion.  Payment of accumulated and unpaid dividends will be made upon conversion to the extent of legally-available funds.

The shares of Preferred Stock may also be converted into common stock at the Conversion Rate at the Company’s option following the effectiveness of a Registration Statement, if the Company’s common stock trades above 200% of the Conversion Rate per share for a period of 20 consecutive trading days.

Voting Rights.  The affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock, voting as a class, shall be required to authorize, effect or validate (i) any change in the rights, privileges or preferences of the Preferred Stock that would adversely affect the Preferred Stock, or (ii) the authorization, creation, issuance or increase in the authorized or issued amount of any class or series of stock ranking on parity with or superior to the Preferred Stock with respect to the declaration and payment of dividends or distribution of assets upon liquidation, dissolution or winding-up of our Company.  In addition, the holders of Preferred Stock shall have the right to vote, together with holders of common stock as single class, on all matters upon which the holders of common stock are entitled to vote pursuant to applicable Delaware law or the Company’s Certificate of Incorporation.  The Preferred Stock shall vote on an “as converted basis” with each holder of Preferred Stock having one vote for each Conversion Share underlying such holder’s shares of Preferred Stock.

Liquidation.  In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus), or the proceeds thereof, may be made or set apart for the holders common stock or any stock ranking junior to Preferred Stock, the holders of Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, a liquidating distribution of $1,000 per share, plus any accrued and unpaid dividends, subject to adjustment upon the occurrence of certain events.  If, upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company are insufficient to make the full payment of $1,000 per share, plus all accrued and unpaid dividends on the Preferred Stock and similar payments on any other class of stock ranking on a parity with the Preferred Stock upon liquidation, then the holders of Preferred Stock and such other shares will share ratably in any such distribution of the Company’s assets in proportion to the full respective distributable amounts to which they are entitled.  Certain events, including a consolidation or merger of the Company with or into another corporation or sale or conveyance of all or substantially all the property and assets of the Company will be deemed to be a liquidation, dissolution or winding-up of the Company for purposes of the foregoing.

Miscellaneous.  The Company is not subject to any mandatory redemption or sinking fund provision with respect to the Preferred Stock.  The holders of the Preferred Stock are not entitled to preemptive rights to subscribe for or to purchase any shares or securities of any class which may at any time be issued, sold or offered for sale by the Company.  Shares of Preferred Stock redeemed or otherwise reacquired by the Company shall be retired and shall be unavailable for subsequent issuance as any class of the Company’s preferred stock.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (“Series B Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation filed with the Secretary of State of Delaware on September 2, 2011, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series B Preferred Stock.  The shares of Series B Preferred Stock are fully paid and non-assessable.

The Conversion Rate and dividend rates are the same for Series A and Series B Preferred Stock; however, the Series A Preferred Stock is senior to the Series B Preferred Stock on sale or liquidation of the Company.  Each share of Series B Preferred Stock is convertible at $.85 per share into an aggregate of 1,177 shares of common stock, with each share of Series B Preferred Stock accruing an annual dividend of 6.5% or $65 per share payable annually in cash or shares of common stock at the option of the Company, unless earlier converted or redeemed on the same terms as the Series A Preferred Stock.  The Series B Preferred Stock votes on an as converted basis with the Common Stock and Series A Preferred Stock having one vote for each share issuable upon conversion of the Series B Preferred Stock.

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

The dividend rate of 6.5% per annum and the terms of the dividends are the same as Series A and B Preferred Stock.  The Conversion Rate is 800 shares of Common Stock (at $1.25 per share) for each $1,000 stated value of Series C Preferred Stock and may be converted into Common Stock by the Company following the effectiveness of a registration statement if the Company’s Common Stock trades above 300% of the Conversion Rate for 10 consecutive trading days. The Series C Preferred Stock ranks on parity with the Series B Preferred Stock and junior to the Series A Preferred Stock on sale or liquidation of the Company.  The Series C Preferred Stock votes on an as converted basis with the Common Stock and Series A and B Preferred Stock having one vote for each share issuable upon conversion of the Series C Preferred Stock

Series D Convertible Preferred Stock

The Series D Convertible Preferred Stock (“Series D Preferred Stock”) has been authorized by resolutions adopted by the Company’s Board of Directors and set forth in a Certificate of Designation, Preferences and Rights, filed with the Secretary of State of Delaware on September 22, 2014, which contains the designations, rights, powers, preferences, qualifications and limitations of the Series C Preferred Stock.  The shares of Series D Preferred Stock are fully paid and non-assessable.

The dividend rate of 6.5% per annum and the terms of the dividends are the same as Series A, B and C Preferred Stock.  The Conversion Rate is 500 shares of Common Stock (at $2.00 per share) for each $1,000 stated value of Series D Preferred Stock and maybe converted into Common Stock following the effectiveness of a registration statement if the Company’s Common Stock trades above 200% of the Conversion Rate for 10 consecutive trading days.  The Series D Preferred Stock ranks on parity with the Series B and C Preferred Stock and junior to the Series A Preferred Stock on sale or liquidation of the Company.  The Series D Preferred Stock votes on an as converted basis with the Common Stock and Series A, B and C Preferred Stock having one vote for each share issuable upon conversion of the Preferred Stock.

NOTE 8 – COMMON STOCK

During year ended December 31, 2014, the Company issued 40,000 shares of common stock to the Chairman of the Audit Committee for services which were valued at $34,000 based on $0.85 per share fair value of common stock.. The Company also settled $1,024,198 of accrued dividends payable by issuing 1,206,387 shares of common stock to Series A Preferred shareholders valued at $.85 per share.

During year ended December 31, 2013, the Company issued 40,000 shares of common stock, for services performed at $0.85 per share. The 40,000 issued in the quarter ended March 31, 2013 were not issued until the current year and were booked initially as a stock payable in the amount of $34,000 valued at the stock price on February 20, 2013 of $0.85. As of December 31, 2013, stock payable was $-0-.

NOTE 9 – WARRANTS

A summary of the status of the Company's warrants as of December 31, 2014 and 2013 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised

Outstanding as of December 31, 2012	8,674,372	$1.03	$0.85	2.90	$8,957,486
Granted	4,344,392	1.15	0.85	3.70	5,008,864
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2013	13,018,764	1.07	0.85	4.88	13,966,350
Granted	2,071,011	1.40	0.85	4.88	2,893,701
Cancelled/Expired	(2,539,713)	(1.27)	-	-	(1,160,957)
Outstanding as of December 31, 2014	12,550,062	$1.25	$0.85	4.60	$15,699,094

As of December 1, 2013, the Company’s Board of Directors extended the terms of all outstanding warrants, some of which were set to expire in 2014 or 2015, such that none of the warrants expire before the fifth anniversary of the date on which the Company’s common stock begins trading on a national securities exchange, the OTC Bulletin Board or OTC Pink. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 and $1.27 stock price, $0.85 and $1.27 exercise price, expected term of 5 years, 107.73% volatility, .10% to 143% risk free rate. The Company recorded a deemed dividend of $2,445,621 related to the extensions.

During the year ended December 31, 2013, the Company extended the exercise period of 3,226,032 Class A warrants with an exercise price of $0.85 to expire on the fifth anniversary of the next registration statement to be filed. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 to 7 years to maturity, 107% to 112% volatility, .96% to 2.26% risk free rate.  As a result of the modification the value of the replacement placement warrants was less than the valuation of the original warrants, therefore the Company did not recognize a gain on equity modification.

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

During the year ended December 31, 2013, the Company issued 1,087,552 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

The Company will issue cash or warrants as stock offering costs. The Company recognizes the cost upon completion of the share purchase. Warrants are valued and recorded using the Black-Scholes option pricing model. Total stock issuance costs for December 31, 2014 and 2013 were $289,240 and $550,326, respectively.

The Company also issued 200,000 warrants to its vendor for curcumin on January 24, 2014. The warrants have an exercise price of $1.875 per share and have a life of five years from the effective date of a registration statement. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $2.00 exercise price, 5 years to maturity, 123.35% volatility, 1.75% risk free rate. As a result of the Company recognized a research and development expense of $130,249.

The Company also issued 200,000 warrants to its vendor for curcumin on December 12, 2014. The warrants have an exercise price of $2.00 per share and have a life of seven years from the effective date of a registration statement. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $2.00 exercise price, 7 years to maturity, 132.88% volatility, 1.75% risk free rate. As a result of the Company recognized a research and development expense of $151,034.

During the year ended December 31, 2014, the Company issued 443,800 warrants as stock offering costs to the Company’s placement agent. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants.

On May 28, 2014, the Company voided 1,537,840 placement warrants which were replaced by 1,484,851 placement agent warrants with an exercise price of $1.25 which will expire on the seventh anniversary of the modification. The Company modified the terms of the warrants from $0.85 exercise price to $1.25.The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $1.25 exercise price, 7 5 years to maturity, 117.07% volatility, 2.01% risk free rate. As a result of the modification the value of the replacement placement warrants was less than the valuation of the original warrants, therefore the Company did not recognize a gain on equity modification.

On July 22, 2014, the Company voided and replaced 2,092,051 placement agent warrants with an exercise price of $0.85 to $1.25 which will expire on the seventh anniversary of the modification. The Company modified the terms so all warrants had an exercise price of $1.25. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 to 7 years to maturity, 99.66% volatility, 1.91% to 2.13% risk free rate. As a result of the modification, the Company recognized a loss on equity modification of $13,132.

NOTE 10 – STOCK OPTIONS

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, currently authorizes the issuance of a maximum of 1,171,630 (as of January 1, 2015) shares of our common stock, which may be authorized and unissued shares or treasury shares. On February 13, 2013, the Board of Directors authorized an amendment to the 2009 Plan to increase the number of authorized options and shares to 1,000,000 plus on a yearly basis by 10% of the amount of shares issued during the prior year. Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of December 31, 2014, an aggregate of 855,000 options had been granted under the plan, as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised

Outstanding as of December 31, 2012	100,000	$0.85	$0.85	7.50	$85,000
Granted	470,000	0.95	0.85	5.00	447,500
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2013	570,000	0.93	0.85	4.56	532,500
Granted	285,000	1.32	0.85	5.06	375,000
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2014	855,000	$1.06	$0.85	3.84	$907,500

During the year ended December 31, 2013, the Company issued an aggregate of 240,000 options to two members of its board of directors, 82,400 non-qualified stock options to its CEO and a member of its board of directors, and 117,600 incentive options to its CEO and a member of its board of directors under the 2009 plan. for compensation during 2013. The options have exercise prices of $.85 and $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $51,000 under the following assumptions: $0.85 stock price, $.85 and $1.25 exercise prices, 5 years to maturity, 649% volatility, .35% risk free rate. As of December 31, 2013, these options were fully vested and expensed.

In 2013, the Company also issued 30,000 options to its law firm under the 2009 Plan. The options have an exercise price of $0.85 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $25,500 under the following assumptions: $0.85 stock price, $0.85 exercise price, 5 years to maturity, 885% volatility 88% risk free rate.

During the year ended December 31, 2014, the Company issued an aggregate 60,000 options to two members of its board of directors and under the 2009 plan for compensation during 2014. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $43,226 under the following assumptions: $0.85 stock price, $1.25 exercise price, 2.69 years to maturity, 305% volatility, .64% risk free rate.

The Company issued 225,000 options to its CEO and a member of its board of directors under the 2009 plan. The options have an exercise price of $1.25 to $2.00 per share and have a life of five years. The options vest immediately on grant date. The Company valued these options using the Black-Scholes option pricing model totaling $179,232 under the following assumptions: $0.85 stock price, $1.25 to $2.00 exercise price, 5 years to maturity, 286.96% to 415.87% volatility, 1.66% to 1.92% risk free rate.

The Company has recorded amortization expense of $217,444 and $667,449 related to these options for the years ended December 31, 2014 and 2013.

NOTE 11 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2014 and 2013 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2014.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $10,171,765. The total valuation allowance is equal to the total deferred tax asset. The valuation allowance increased by $1,066,672 from $2,900,316 to $3,966,988 for the year ended December 31, 2014.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2014 and 2013 were as follows:

	2014	2013
Cumulative NOL	$10,171,765	$7,436,707
Deferred Tax assets:
Net operating loss carry forwards	3,966,988	2,900,316
Valuation allowance	(3,966,988)	(2,900,316)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Income tax benefit at U. S. federal statutory rates:	$(1,071,794)	$(763,180)
Stock-based compensation	-	273,565
Derivative liability	-	1,531
Modification of warrants	5,121	-
Change in valuation allowance	1,066,673	488,084
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2014 and 2013, nor were any interest or penalties accrued as of December 31, 2014.

The Company has filed income tax returns in the United States and Pennsylvania. All tax years prior to 2010 are closed by expiration of the statute of limitations. The years ended December 31, 2014, 2013, 2012, and 2011 are open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $9,605,038 expire in various years beginning in 2028 and carrying forward through 2034.

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

On March 1, 2013, the Company paid the principal sum of $30,000 on the demand promissory notes described above.

NOTE 13 – COMMITMENT AND CONTINGENCIES

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

SignPath was obligated under the JHU License Agreement to pay $50,000 in license fees which have been paid, plus minimum annual royalties increasing from $10,000 in the first two years to $25,000 in the third and fourth years and $30,000 in the fifth year. An aggregate of approximately $160,000 has been paid under this license agreement. The JHU License Agreement also provides that we will be obligated to pay JHU running royalty rates of two percent (2%) of net sales less than $250 million for licensed products covered by one or more claims in an issued patent, and three percent (3%) of net sales equal to or greater than $250 million for licensed products covered by one or more claims in an issued patent, or one and one half percent (1.5%) of net sales of licensed products not covered by an issued patent. The running royalties payable under the agreement are subject to a minimum annual rate. SignPath is also subject to other substantial payments, including all reasonable costs of patent reimbursement. The Company is obligated to make the following payments upon development milestones to JHU regardless of whether the milestone is achieved by the Company, a sublicensee or an affiliate: (1) $25,000 upon dosing the first patient with a licensed product in a Phase I clinical trial at a site other than JHU; (2) $50,000 upon dosing the first patient with a licensed patent in a Phase II clinical trial at a site other than JHU; (3) $25,000 upon dosing the first patient with the licensed patent in a Phase III clinical trial at a site other than JHU; (4) $250,000 upon first regulatory approval of the licensed patent, or $100,000 if no patent has issued; (5) $10,000 upon issuance of a patent sublicense fees (if applicable), and reimbursement of costs reasonably incurred by JHU in connection with the patent.

SignPath and JHU entered into an Exclusive License Agreement effective June 5, 2013 (the “2013 Agreement”) as a result of an invention developed during the course of research created under the above-described JHU License Agreement.  JHU granted the Company an exclusive worldwide license to use “a composite polymeric nanoparticle for overcoming multidrug resistance to cancer chemotherapeutics and treatment-related systemic toxicity.”  The license fee was $10,000 upon signing; $15,000 within one year; with minimum annual royalties starting in year three at $10,000; $20,000 in year four and $30,000 in year five and onward.  SignPath will also pay an earned royalty of 3% on sales to be reduced by the minimum annual royalty.  Royalties will be paid for a minimum of ten years from first commercial sale of the licensed product.  Milestone payments will be paid by the Company based upon dosing of first patents in Phases I, II, and III clinical trials and then upon regulatory approval, increasing from $25,000 to $150,000.  The 2013 Agreement will continue with the last to expire patent in each country, or if no patents are issued then 20 years from June 5, 2013, subject to earlier termination.

On December 12, 2014, the Board of Directors authorized an amendment to Dr. Helson’s employment agreement to provide that: (A) upon successful completion of Phase I trials for anti-Ebola testing in Africa paid for by the United States Army Medical Research Institute of Infectious Diseases (“USAMRIID”), exclusive of the cost of drug products and shipping, Dr. Helson would receive options to purchase 300,000 shares of Common Stock exercisable at then current fair market value and a cash bonus of $75,000, and (B) upon successful completion of Phase I trials in Vienna, Austria for the lead anti-QT prolongation drugs (Moxifloxacin) for liposomes Dr. Helson would receive additional options to purchase 300,000 shares of Common Stock exercisable at then current fair market value and a cash bonus of $75,000.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and had the following material subsequent events to report. Pursuant to the terms of a Letter Agreement dated July 12, 2010, Jack Levine received 40,000 restricted shares of Common Stock on January 1, 2015, in consideration of 2014 consulting and accounting services as chairman of the Company’s Audit Committee.

From January 1, 2015 through March 31, 2015, the Company sold an additional 945.25 Units of Series D Preferred Stock at $1,000 per Unit, to 18 different investors for aggregate proceeds of $945,250.  Meyers Associates L.P. received sales commissions of 10% ($94,525) of the gross proceeds of the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Offering and received a Unit Purchase warrant (a portion of which was subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the Offering. The Company issued 118,157 Series D warrants as part of the subsequent Series D Preferred Stock sold. Warrants are valued and recorded using the Black-Scholes option pricing model valued at $88,144.

The Company issued 118,157 placement warrants as stock offering costs during 2015. The Company recognizes the cost upon completion of the share purchase. Warrants are valued and recorded using the Black-Scholes option pricing model. Total stock issuance costs subsequent to December 31, 2014 totalled $90,187.

On January 14, 2015, the Company voided and were replaced by 2,621,851.22 placement agent warrants with an exercise price of $1.25 which will expire on the seventh anniversary of the modification. The replacement warrants have the same terms as the original warrants that were consolidated. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $1.25 exercise price, 7 years to maturity, 144.70% volatility, 1.62% risk free rate. As a result of the modification, the Company recognized a loss on equity modification of $24,868.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.3	Certificate of Amendment to the Certificate of Incorporation dated May 27, 2008 (1)

3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.5	Certificate of Amendment to Certificate of Incorporation (3)

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (4)

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (5)

3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (6)

3.9	By-Laws of the registrant (1)

3.10		Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (8)

4.1		Form of Common Stock Certificate (1)

4.2		Form of Class C Common Stock Purchase Warrant (5)

4.3		Form of Bridge Note (1)

4.4		Form of Registration Rights Agreement (1)

4.5		Form of Subscription Agreement (1)

4.6		Form of Series B Subscription Agreement (3)

4.7		Form of Series C Subscription Agreement (5)

4.8		Form of Registration Rights Agreement (5)

*4	.9	Form of Class D Common Stock Purchase Warrant

*4	.10	Form of Series D Subscription Agreement

10.1		Employment Agreement dated as of February 20, 2013 between the registrant and Dr. Lawrence Helson (7)

10.2		2009 Employee Stock Incentive Plan (1)

10.3		License Agreement dated February 21, 2007, with University of Texas MD Anderson Career Center (1)

10.4		License Agreement dated October 2, 2007, with The Johns Hopkins University (1)

10.5		September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)

*10	.6	Amendment dated April 12, 2012 to the Lipsomal Foundation Manufacturing Agreement with Polymun Scientific Immunbiologische Forchung GmbH.

*10	.7	Amendment, dated August 23, 2012, to the Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH.

10.8		Form of Consulting Agreement for Scientific Advisory Board Members (1)

*10	.9	Exclusive License Agreement, dated June 5, 2013, with Johns Hopkins University.

10.10		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)

*10	.11	Patent and Technology License Agreement dated November 25, 2015, between the registrant and the University of North Texas Health Science Center.

*10	.12	Placement Agency Agreement dated as of September 17, 2014 by and between SignPath Pharma Inc. and Meyers Associates L.P.

10.13		Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.

10.14		Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010. (2).

*10	.15	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013.

*10	.16	Amendment No. 1, dated July 18, 2014, to the Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013.

*10	.17	Amendment No. 1, dated December 12, 2014, to the Employment Agreement by and between the registrant and Dr. Lawrence Helson.

*31	.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32	.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*101	.ins	XBRL Instance

*101	.xsd	XBRL Schema

*101	.cal	XBRL Calculation

*101	.def	XBRL Definition

*101	.lab	XBRL Label

*101	.pre	XBRL Presentation
_______________________

* As filed with this Report

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2011.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2014.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Number 333-198110), filed on December 12, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNPATH PHARMA INC.

Dated: April 9, 2015	By:	/s/ Lawrence Helson, M.D.
Lawrence Helson, M.D.
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lawrence Helson, M.D	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	April 9, 2015
Lawrence Helson, M.D

/s/ Arthur P. Bollon, Ph.D.	Director	April 9, 2015
Arthur P. Bollon, Ph.D.

/s/ Jack Levine	Director	April 9, 2015
Jack Levine