Form 10-Q
period 2015-03-31
SignPath Pharma, Inc.
filed 2015-05-20
CIK 1455694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2015, the company had 14,163,887 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

SignPath Pharma Inc.

Quarterly Report on Form 10-Q
Period Ended March 31, 2015

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements: (unaudited)

Condensed Balance Sheets as of March 31, 2015 and December 31, 2014	3

Condensed Statements of Operations for the three months ended March 31, 2015 and 2014	4

Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014	5

Notes to Condensed Financial Statements	6-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations & Plan of Operations	11-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.1. Legal Proceedings	13

Item 1.1A. Risk Factors – Not Applicable	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Mine Safety Disclosures	14

Item 5. Other Information	14

Item 6. Exhibits	15-17

SIGNATURES	18

SIGNPATH PHARMA, INC.
Condensed Balance Sheets
(unaudited)

ASSETS
	March 31,	December 31,
	2015	2014

CURRENT ASSETS

Cash	$1,043,162	$716,193

Total Current Assets	1,043,162	716,193

TOTAL ASSETS	$1,043,162	$716,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$317,068	$447,999

Total Current Liabilities	317,068	447,999

STOCKHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock, 5,000,000 shares authorized, $0.10 par value
Series A; 5,000 shares authorized 3,256 shares issued and outstanding, respectively	326	326
Series B; 3,000 shares authorized 2,146 shares issued and outstanding, respectively	215	215
Series C; 6,000 shares authorized 5,001 and 5,001 shares issued and outstanding, respectively	500	500
Series D; 6,000 shares authorized 1,265 and 320 shares issued and outstanding, respectively	127	32
Common stock; $0.001 par value, 50,000,000 shares authorized; 14,163,887 and 14,123,887 shares issued and outstanding, respectively	14,164	14,124
Accrued dividends	1,146,560	969,230
Additional paid-in capital	13,426,264	12,700,365
Accumulated deficit	(13,826,062)	(13,416,598)

Total Stockholders' Equity	726,094	268,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,043,162	$716,193

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended,
	March 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	50,539	7,760
Professional fees	117,166	4,250
Research and development	216,504	129,788
Salaries and wages	67,887	56,573

Total Operating Expenses	(452,096)	198,371

OPERATING LOSS	(452,096)	(198,371)

OTHER INCOME (EXPENSE)

Other Income	18,401	-
Foreign currency loss	(11,786)	-
Interest income	17	197

Total Other Income (Expense)	6,632	197

NET LOSS BEFORE INCOME TAXES	(445,464)	(198,174)
Provision for income taxes	-	-

NET LOSS	$(445,464)	$(198,174)

PREFERRED STOCK DIVIDEND	(177,331)	(141,427)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(622,795)	$(339,601)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,163,887	12,877,500

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Condensed Statements of Cash Flows
(unaudited)

	For the Three Months Ended,
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(427,518)	$(198,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options compensation	22,958	-
Common stock issued for services	16,000	-
Modification of warrants	29,610	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(96,930)	(135,924)
Net Cash Used in Operating Activities	(473,826)	(334,098)

FINANCING ACTIVITIES
Preferred stock issued for cash, net of stock offering costs	800,795	319,935
Net Cash Provided by Financing Activities	800,795	319,935

NET INCREASE (DECREASE) IN CASH	326,969	(14,163)
CASH AT BEGINNING OF PERIOD	716,193	1,241,397

CASH AT END OF PERIOD	$1,043,162	$1,227,234

NON CASH FINANCING ACTIVITIES:
Issuance of shares for accrued fees	$34,000	$-
Preferred dividend accrual	$177,331	$141,427

The accompanying notes are an integral part of these financial statements.

SignPath Pharma, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

The accompanying unaudited condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements filed with the SEC on April 9, 2015. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

During the three months ended March 31, 2015 and 2014, the Company expended $216,504, and $129,788, respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended March 31, 2015, the Company recognized sales revenue of $-0- and incurred a net loss of $427,518. As of March 31, 2015, the Company had an accumulated deficit of $13,862,062. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SignPath Pharma, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of March 31, 2015 or December 31, 2014.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $793,162 and $437,081 of cash balances in excess of federally insured limits at March 31, 2015 and December 31, 2014, respectively.

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

Research and Development Costs
The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $216,504 and $129,788 during the three months ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

SignPath Pharma, Inc.
Notes to Condensed Financial Statements
(unaudited)

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

For the three months ended March 31, 2015 and 2014, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.  The total number of potentially dilutive Common Shares that were excluded were 24,690,854 and 19,672,322 at March 31, 2015 and 2014, respectively.

NOTE 4 – ACCRUED LIABILITIES

The Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in fiscal years 2008 and 2009, the Company was required to file a registration statement by January 27, 2009. The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date. During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC. Each holder is entitled to $47.32 per share owned

NOTE 5 – PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock, $.10 par value, of which, as of March 31, 2015, an aggregate of 11,667.625 shares were issued and outstanding consisting of (i) 5,000 shares of Series A Convertible Preferred Stock authorized and 3,255.375 shares issued and outstanding, (ii) 3,000 shares of Series B Convertible Preferred Stock authorized and 2,146 shares were issued and outstanding, (iii) 6,000 shares of Series C Convertible Preferred Stock authorized and 5,001 shares were issued and outstanding, and (iv) 6,000 shares of Series D Convertible Preferred Stock are authorized, 1,265.25 of which were issued and outstanding.

For the three months that ended March 31, 2015 the Company issued 945 shares of Series D Preferred Stock. Gross proceeds received for these shares was $945,249 offset by stock offering costs of $144,454 issued to the placement agent, a related party.

SignPath Pharma, Inc.
Notes to Condensed Financial Statements
(unaudited)

NOTE 6 – COMMON STOCK

On January 1, 2015, the Company granted 40,000 shares of common stock to Jack Levine, Audit Committee Chair, for services rendered during 2014. These shares were issued at a fair value of $1.25. The stock payable amount recorded year ended December 31, 2014 was valued at a stock price of $0.85. The excess of the fair value of the shares over the amount accrued at December 31, 2014 was recognized as compensation expense during the quarter ended March 31, 2015. For the three months ended March 31, 2015, $16,000 was recognized as salaries and wages.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

A summary of the status of the Company's warrants as of March 31, 2015 and December 31, 2014 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Term (years)
Outstanding as of December 31, 2014	12,550,062	1.25	4.60
Granted	2,858,165	1.36	6.99
Cancelled/Expired	(2,621,851)	(1.25)	-
Outstanding as of March 31, 2015	12,786,376	$1.28	4.55

During the three months ending March 31, 2015, the Company issued 118,157 warrants as stock offering costs to a related party. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 7 years to maturity, 135.37% volatility, and 1.71% risk free rate.

On January 30, 2015 the Company issued 23,750 Class D warrants. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $3.00 exercise price, 7 years to maturity, 137% volatility, and 1.49% risk free rate.

On February 27, 2015 the Company issued 75,657 Class D warrants. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $3.00 exercise price, 7 years to maturity, 136% volatility, and 1.82% risk free rate.

On March 31, 2015 the Company issued 18,750 Class D warrants. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $3.00 exercise price, 7 years to maturity, 135% volatility, and 1.71% risk free rate.

On January 14, 2015, the Company voided and replaced 2,621,851.22 placement agent warrants. Of those warrants, 40,000 had an exercise price of $2.00 and 2,581,851 had an exercise price of $1.25, which will expire on the seventh anniversary of the effective date of a registration statement concerning the underlying common stock. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $1.25and $2.00 exercise price, 7 years to maturity, 144.70% volatility, 1.62% risk free rate. As a result of the modification, the Company recognized a loss on warrant modification of $29,610.

SignPath Pharma, Inc.
Notes to Condensed Financial Statements
(unaudited)

Options

The Company has recorded stock compensation expense of $22,958 and $0 for the three months ended March 31, 2015 and 2014 respectively.

On March 20, 2015 the Company issued 30,000 stock options to Arthur Bollon, an independent director, for services to be rendered during 2015. The Company valued these warrants using the Black-Scholes options pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 188% volatility, and 1.37% risk free rate.

On March 20, 2015 the Company issued 30,000 stock options to Jack Levine, an independent director, for services to be rendered during 2015. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 188% volatility, and 1.37% risk free rate.

NOTE 8 – COMMITMENT AND CONTINGENCIES

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

On March 27,2015 , the Board of Directors authorized a bonus to Dr. Helson provide that: upon the closing of financing for $20 million or more Dr. Helson would be awarded a discretionary bonus of up to 100% of his then current salary estimated to be $375,000 per annum.

NOTE 9 – SUBSEQUENT EVENTS

On May 1, 2015 The Company entered into an employment agreement with Mr. Kai Larson and appointed him as Vice President of Corporate Development, Chief Operating Officer and Secretary. Mr. Larson will have a salary of $200,000 per year, $150,000 of which is deferred until such time that the Company raises an aggregate of $10,000,000 through either debt or equity financing, or licensing revenues. In addition, the Company shall grant Mr. Larson an option to purchase 750,000 shares of common stock exercisable for ten years at $2.00 per share and vesting over a six year period

ITEM 2.

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

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, the Company had $1,043,162 and $716,193, respectively, of cash on hand. The Company had positive working capital of $726,094 at March 31, 2015 compared to $268,194 as of December 31, 2014.  SignPath had an accumulated deficit of $13,862,062 as of March 31, 2015.

During the three months ended March 31, 2015, SignPath sold 945 Units consisting of its securities at a price of $1,000 per Unit.  The Units sold in 2015 consisted of Series D Convertible Preferred Stock Units.  Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share for a seven-year period following the Effective Date of a registration statement including the underlying securities.  The Company received gross proceeds of $945,249 and incurred stock offering costs of $144,454 related to such offerings paid to a related party, during the three months ended March 31, 2015.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt.  The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability.  Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations.  The Company’s current burn rate for salaries, research programs, patent filings, clinical trials, and professional fees is expected to average about $150,000 per month.  Thus, it is expected that the Company currently has sufficient cash on hand to operate through the next 7 months. Management believes that it has enough funds to complete its pre-clinical trials.  If the Company receives favorable results, Management believes it will have the ability to raise additional funds to complete INDs.  In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities for the three months ended March 31, 2015 was ($473,826) compared to cash used of ($334,098) for the three months ended March 31, 2014.  This resulted from a net loss of $445,464 during the three months ended March 31, 2015, an increase of $247,290 compared to the net loss of $198,174 for the three months ended March 31, 2014. This was offset, in part, by common stock issued for services and stock option expenses of $38,958 for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014, and a decrease in accounts payable and accrued expenses to $96,930 compared to $135,924 for the three months ended March 31, 2015.

The Company had net cash provided by financing activities of $800,795 during the three months ended March 31, 2015 as a result of the $945,249 received in a Private Placement, reduced by $144,454 of offering costs.  During the three months ended March 31, 2014 the Company had $319,965 of net cash provided by financing activities as a result of the $375,500 received from a Private Placement of Preferred Stock less the stock offering costs of $55,565.

As a result of the foregoing, the Company’s cash increased by $326,969 during the three months ended March 31, 2015.

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

Results of Operations

Material Changes in Results of Operations

For the three months ended March 31, 2015, as compared with the three months ended March 31, 2014

Total operating expenses for the three months ended March 31, 2015 increased to $452,096 as compared with $198,371 for the three months ended March 31, 2014, primarily as a result of research and development increased to $216,504 in the 2015 period from $129,788 in the 2014 period, general and administrative increased to $50,539 in the 2015 period from $7,760 in the 2014 period, professional fees increased to $117,166 in the 2015 period from $4,250 in the 2014 period, and Salaries and wages increased to $67,887 in the 2015 period from $56,573 in the 2014 period.

Research and Development fees for the three months ended March 31, 2015, included payments to Cesar, ClnicPace Worldwide, & IPS Therapeutique for, $59,774, $23,768, and $54,501, respectively, for lab fees and other costs related to the Company’s research and development efforts.  The Company incurred $43,647, in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, & filing disclosure statements.  The increase in research and development is a result of drug development costs of $83,542 for the three months ended March 31, 2015 as compared to $34,257 for the three months ended March 31, 2014, an increase of $49,285 or 144%. In addition to the increase in drug development costs, legal fees related to research and development were $43,647 compared to $6,597, an increase of $37,050 or 562% for the three months ended March 31, 2015 and March 31, 2014, respectively.

As a result of the foregoing, the Company had a net loss of $445,464, for the three months ended March 31, 2015 as compared to a net loss of $198,174 for the three months ended March 31, 2014.

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

The liposome composed of DMPC and DMPG was initially discovered to prevent curcumin induced cardiac arrhythmias in in vitro, in ex vivo studies in rabbit models, and in vivo in rabbit models challenged with clinically approved QTc prolonging anticancer drugs, Crizotinib and Nilotinib. Additional studies of anticancer QTc prolonging drugs and liposome mitigation are current in the 4th quarter, 2014. Additional exploration of the molecular mechanism of action of the liposome, its component lipids, and metabolites in the cardiac potassium channel began in the 4th quarter of 2014 in a collaborative study with Avanti Polar Inc., IPS Therapeutique, Canada. The optimum compound of oral formulations with a eutectic mixture and DMPC,DMPG, LysoPC ,LysoPG and EGPG are being studied at IPS therapeutic to decide upon a lead compound to take into the clinic. Animal toxicology  at Nucro Technics Inc. in 2nd quarter of 2015 will follow.

The effects of liposomal curcumin on mercury poisoning in mice are being explored  at Thomas Jefferson University, Philadelphia commenced in the 4th quarter of 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2015, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a15€ of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2015.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2015, this Registrant sold 945.25 units (the “Units”) of its securities at a price of $1,000 per unit or 945,249.  Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) subject to adjustment, and (ii) one Warrant to purchase 125 shares of common stock at $3.00 per share ending seven years following the Effective Date of its registration statement.  The Company received gross proceeds of 945,249 and paid 10% sales commissions of $144,454 to Meyers Associates, L.P., the Company’s placement agent.

The Units were sold to 19 accredited investors who were customers of the placement agent.  The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder, based upon a subscription agreement executed by such investor.  The net proceeds of the offering were used for working capital, research and development and clinical trials in Europe towards filing an investigational new drug application to commence clinical trials in the United States.

During the three-month period ended March 31, 2015, the Registrant issued 40,000 shares of common stock to Jack Levine, an independent director, for services rendered as Chairman of the Company’s Audit Committee during 2014.  The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.  No commissions were paid and no placement agent or underwriter was involved in the transaction.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures

None

Item 5.    Other Information

None.

Item 6.    Exhibits.

Exhibits.

Set forth below is a list of the exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of the registrant (1)

3.2	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.3	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.4	Certificate of Amendment of the Registrant dated May 27, 2008 (1)

3.5	Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock (3)

3.6	Certificate of Amendment of the Registrant dated October 20, 2011 (2)

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (4)

3.8	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (5)

3.9	By-Laws of the registrant (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class C Common Stock Purchase Warrant (4)

4.3	Form of Bridge Note (1)

4.4	Form of Series A Subscription Rights Agreement (1)

4.5	Form of Series A Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

4.7	Form of Series C Subscription Agreement (4)

4.8	Form of Registration Rights Agreement (4)

4.9	Form of Class D Common Stock Purchase Warrant(6)

4.10	Form of Series D Subscription Agreement (6)

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

_______________

* Filed with this Report.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474, declared effective on August 10, 2009.

(2)	Incorporated by reference to the Company’s Form 8-K for October 20, 2011 filed on October 21, 2011.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for September 30, 2011 filed on November 21, 2011.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for March 31, 2013 filed on May 15, 2013.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-198110) filed on December 12, 2014.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for December 31, 2014 filed on April 9, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2015	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)