Form 10-Q
period 2015-06-30
SignPath Pharma, Inc.
filed 2015-08-14
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-198110

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2015, the Company had 14,163,887 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

SignPath Pharma Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SIGNPATH PHARMA, INC.

Condensed Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS

Cash	$665,781	$716,193

Total Current Assets	665,781	716,193

TOTAL ASSETS	$665,781	$716,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$327,789	$447,999

Total Current Liabilities	327,789	447,999

STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock, 5,000,000 shares authorized, $0.10 par value
Series A; 5,000 shares authorized 3,256 shares issued and outstanding, respectively	326	326
Series B; 3,000 shares authorized 2,146 shares issued and outstanding, respectively	215	215
Series C; 6,000 shares authorized 5,001 and 5,001 shares issued and outstanding, respectively	500	500
Series D; 6,000 shares authorized 1,265 and 320 shares issued and outstanding, respectively	127	32
Common stock; $0.001 par value, 50,000,000 shares authorized; 14,163,887 and 14,123,887 shares issued and outstanding, respectively	14,164	14,124
Accrued dividends	1,335,639	969,230
Additional paid-in capital	13,289,765	12,700,365
Accumulated deficit	(14,302,744)	(13,416,598)

Total Stockholders’ Equity	337,992	268,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$665,781	$716,193

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	69,728	6,700	120,267	14,460
Professional fees	103,495	227,719	220,661	231,970
Research and development	193,141	616,750	409,645	746,538
Salaries and wages	81,382	107,745	149,269	164,318

Total Operating Expenses	(447,746)	(958,913)	(899,842)	(1,157,285)

OPERATING LOSS	(447,746)	(958,913)	(899,842)	(1,157,285)

OTHER INCOME (EXPENSE)

Other Income	5,240	-	23,641	-
Foreign currency loss	1,802	-	(9,984)	-
Interest income	22	200	39	397

Total Other Income (Expense)	7,064	200	13,696	397

NET LOSS BEFORE INCOME TAXES	(440,682)	(958,713)	(886,146)	(1,156,889)
Provision for income taxes	-	-	-	-

NET LOSS	$(440,682)	$(958,713)	$(886,146)	$(1,156,889)

PREFERRED STOCK DIVIDEND	(189,078)	(958,713)	(366,409)	(155,769)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(629,760)	$(958,713)	$(1,252,555)	$(1,156,889)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.07)	$(0.09)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,163,887	12,877,500	14,163,887	12,877,500

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended,
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(886,146)	$(1,156,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	51,000
Stock options compensation	75,538	173,386
Stock issued for compensation	16,000	-
Loss on equity modification	29,610	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(86,209)	(40,857)
Net Cash Used in Operating Activities	(851,207)	(973,360)

FINANCING ACTIVITIES
Preferred stock issued for cash, net of stock offering costs	800,795	1,372,536
Net Cash Provided by Financing Activities	800,795	1,372,536

NET INCREASE (DECREASE) IN CASH	(50,412)	399,176
CASH AT BEGINNING OF PERIOD	716,193	1,241,397

CASH AT END OF PERIOD	$665,781	$1,640,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Issuance of shares for accrued fees	$34,000	$-
Preferred dividend accrual	$366,409	$155,769

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

The accompanying unaudited condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements filed with the SEC on April 9, 2015. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

During the six months ended June 30, 2015 and 2014, the Company expended $409,645, and $746,538, respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2015, the Company recognized sales revenue of $-0- and incurred a net loss of $886,146. As of June 30, 2015, the Company had an accumulated deficit of $14,302,744. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of June 30, 2015 or December 31, 2014.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $415,781 and $466,193 of cash balances in excess of federally insured limits at June 30, 2015 and December 31, 2014, respectively.

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

Research and Development Costs

The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $409,645 and $746,538 during the six months ended June 30, 2015 and 2014, respectively.

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

For the six months ended June 30, 2015 and 2014, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 25,442,831, and 20,675,814 at June 30, 2015 and 2014, respectively.

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

The Company has authorized 5,000,000 shares of Preferred Stock, $.10 par value, of which, as of June 30, 2015, an aggregate of 11,668 shares were issued and outstanding consisting of (i) 5,000 shares of Series A Convertible Preferred Stock authorized and 3,256 shares issued and outstanding, (ii) 3,000 shares of Series B Convertible Preferred Stock authorized and 2,146 shares were issued and outstanding, (iii) 6,000 shares of Series C Convertible Preferred Stock authorized and 5,001 shares were issued and outstanding, and (iv) 6,000 shares of Series D Convertible Preferred Stock are authorized, 1,265 of which were issued and outstanding.

For the six months that ended June 30, 2015 the Company issued 945 shares of Series D Preferred Stock. Gross proceeds received for these shares was $945,249 offset by stock offering costs of $144,454 issued to the placement agent, a related party.

NOTE 6 – COMMON STOCK

On January 1, 2015, the Company granted 40,000 shares of common stock to Jack Levine, Audit Committee Chair, for services rendered during 2014. These shares were issued at a fair value of $1.25. The stock payable amount recorded year ended December 31, 2014 was valued at a stock price of $0.85. The excess of the fair value of the shares over the amount accrued at December 31, 2014 was recognized as compensation expense during the quarter ended June 30, 2015. For the six months ended June 30, 2015, $16,000 was recognized as salaries and wages.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

A summary of the status of the Company’s warrants as of June 30, 2015 and December 31, 2014 are presented below:

	Number of	Weighted Average	Remaining Term
	Warrants	Exercise Price	(years)

Outstanding as of December 31, 2014	12,550,062	1.25	4.60
Granted	2,933,822	1.33	6.81
Cancelled/Expired	(2,697,508)	(1.25)	-
Outstanding as of June 30, 2015	12,786,376	$1.28	4.30

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

On January 14, 2015, the Company voided and replaced 2,621,851.22 placement agent warrants that were issued to a related party. Of those warrants, 40,000 had an exercise price of $2.00 and 2,581,851 had an exercise price of $1.25, which will expire on the seventh anniversary of the effective date of a registration statement concerning the underlying common stock. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $1.25 and $2.00 exercise price, 7 years to maturity, 144.70% volatility, 1.62% risk free rate. As a result of the modification, the Company recognized a loss on warrant modification of $29,610.

Options

The Company has recorded stock compensation expense of $39,647 and $0 for the six months ended June 30, 2015 and 2014, respectively.

On March 20, 2015 the Company issued 30,000 stock options to Arthur Bollon for services to be rendered during 2015. On the date granted, one-quarter of the issued options vested and became exercisable. The remainder will vest quarterly for the next three quarters. The Company valued these warrants using the Black-Scholes independent direction options pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 188% volatility, and 1.37% risk free rate.

On March 20, 2015 the Company issued 30,000 stock options to Jack Levine for services to be rendered during 2015. On the date granted, one-quarter of the issued options vested and became exercisable. The remainder will vest quarterly for the next three quarters. The Company valued these warrants using the Black-Scholes independent direction option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 188% volatility, and 1.37% risk free rate.

On May 1, 2015 the Company issued 300,000 stock options to Kai Larson, Vice President of Corporate Development and Chief Operating Officer, as part of the Company’s incentive stock option plan. These options will vest in equal monthly installments for 72 months, or six years, and will be fully vested April 2021. The Company valued these options using the Black-Scholes independent direction option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 105% volatility, and 1.50% risk free rate.

On May 1, 2015 the Company issued 450,000 stock options to Kai Larson for services to be rendered during 2015. These options will vest in equal monthly installments for 72 months, or six years, and will be fully vested April 2021.The Company valued these warrants using the Black-Scholes independent direction option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 105% volatility, and 1.50% risk free rate.

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

SignPath previously had a License Agreement with John Hopkins University that the Company terminated in December 2014. As part of the termination, the Company agreed to pay JHU $20,000, due in September 2015.

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

On March 27, 2015, the Board of Directors authorized a bonus to Dr. Helson providing that: upon the closing of financing for $20 million or more with The Westbury Group , or any other financing, Dr. Helson would be awarded a discretionary bonus of up to 100% of his then current salary estimated to be $375,000 per annum.

On May 1, 2015 The Company entered into an employment agreement with Mr. Kai Larson and appointed him as Vice President of Corporate Development, Chief Operating Officer, and Secretary. Mr. Larson will have a salary of $200,000 per year, $150,000 of which is deferred until such time that the Company raises an aggregate of $10 million through either debt or equity financing, or licensing revenues. In addition, the Company granted Mr. Larson options to purchase 750,000 shares of common stock as noted in Note 7.

NOTE 9- SUBSEQUENT EVENTS

On July 29, 2015, the Company issued 40,480 Class D warrants exercisable at $3.00 per share with 7 years to maturity from the effective date of a registration statement. The Company also issued 324 shares of Series D Preferred Stock convertible at $2.00 per share into an aggregate of 161,913 shares of common stock. Gross proceeds received for these shares was $323,826 offset by stock offering costs of $50,883 issued to the placement agent, a related party. The Company also issued 40,478 placement agent warrants to the same related party with a $2.00 per share exercise price, and 7 years to maturity from the effective date of a registration statement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 as well as discussed elsewhere herein.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, the Company had $665,781 and $716,193, respectively, of cash on hand. The Company had positive working capital of $337,993 at June 30, 2015 compared to $268,194 as of December 31, 2014. SignPath had an accumulated deficit of $14,302,744 as of June 30, 2015.

During the six months ended June 30, 2015, SignPath sold 945 Units consisting of its securities at a price of $1,000 per Unit. The Units sold in 2015 consisted of Series D Convertible Preferred Stock Units. Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share for a seven-year period following the Effective Date of a registration statement including the underlying securities. The Company received gross proceeds of $945,249 and incurred stock offering costs of $144,454 related to such offerings paid to a related party, during the six months ended June 30, 2015.

Subsequent to the end of the period, on July 29, 2015 the Company issued 324 Units consisting of its securities at a price of $1,000 per Unit. These Units consisted of Series D Preferred Stock Units. Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share for a seven-year period following the Effective Date of a registration statement including the underlying securities. Gross proceeds received for these shares was $323,826 offset by stock offering costs of $50,883 issued to the placement agent, a related party.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability. Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations. The Company’s current burn rate for salaries, research programs, patent filings, clinical trials, and professional fees averages about $150,000 per month. Thus, it is expected that the Company currently has sufficient cash on hand to operate through the next 4 months. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities decreased by $122,153 from ($973,360) for the six months ended June 30, 2014 to ($851,207) for the six months ended June 30, 2015. The $122,153 decrease is due to a decrease in net loss of $270,743 offset by a decrease in noncash expenses of $103,237 and due to an increase in the accounts payable balance of $45,353.

The Company had net cash provided by financing activities of $800,795 during the six months ended June 30, 2015, as a result of the $945,249 received in a Private Placement, reduced by $144,454 of offering costs. During the six months ended the Company had $1,372,536 of net cash provided by financing activities as a result of the $1,620,000 received from a Private Placement of Preferred Stock less the stock offering costs of $247,464.

As a result of the foregoing, the Company’s cash decreased by $50,412 during the six months ended June 30, 2015.

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

Results of Operations

Material Changes in Results of Operations

For the six months ended June 30, 2015, as compared with the six months ended June 30, 2014

Total operating expenses decreased by $1,067,343 to $899,842 for the six months ended June 30, 2015 from $1,157,285 for the six months ended, primarily as a result of research and development decreasing to $409,645 in the 2015 period from $746,538 in the 2014 period. Lower R&D expenses are in part a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research and development. General and administrative increased to $120,267 in the 2015 period from $14,460 in the 2014 period. This was due to an increase in travel expense of $10,165, recognizing $29,610 loss on equity modification for the six months ended June 30, 2015 with no such activity in the 2014 period, and $65,828 in payroll taxes that were re-classed to general and administrative for the six months ended June 30, 2015. Professional fees decreased by $11,309 from $231,970 in the 2014 period to $220,661 in the 2015 period. This resulted from a decrease in stock for compensation of $132,351 offset by increases in legal fees of $65,908, accounting fees of $19,107, Audit fees of $14,250, and general consulting fees of $17,641.

Research and Development fees for the six months ended June 30, 2015, included payments to Cesar, ClinicPace Worldwide, & IPS Therapeutique for, $65,498, $79,493, and $68,491, respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $115,109, in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. The decrease in research and development expenses to $409,194 for the six months ended June 30, 2015 from $746,538 for the six months ended June 30, 2014 is a result of drug development decreasing to $104,346 for the 2015 period as compared to $114,090 for the 2014 period, a decrease of $9,744 or 8.54%. In addition to the decrease in drug development costs, costs relating to patents licensed from Johns Hopkins (which license was terminated by the Company December 2014) decreased to $0 for the 2015 period from $116,135 for the 2014 period, legal fees related to research and development were $115,109 compared to $39,263, an increase of $75,846 or 193.18% for the six months ended June 30, 2015 and from the comparable period ended June 30, 2014.

As a result of the foregoing, the Company had a net loss of $886,146, for the six months ended June 30, 2015 as compared to a net loss of $1,156,889 for the six months ended June 30, 2015.

For the three months ended June 30, 2015, as compared with the three months ended June 30, 2014

Total operating expenses for the three months ended June 30, 2015 decreased to $447,746 as compared with $958,913 for the three months ended June 30, 2014, primarily as a result of research and development expenses decreased to $193,141 in the 2015 period from $616,750 in the 2014 period. Lower R&D expenses are, in part, a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research and development. General and administrative increased to $69,728 in the 2015 period from $6,700 in the 2014 period due to travel expense increasing $12,512 from $265 for the three months ended June 30, 2014 to $12,777 for the three months ended June 30, 2015, and $45,022 in payroll taxes that were re-classed to general and administrative for the three months ended June 30, 2015. Professional fees decreased to $103,495 in the 2015 period from $227,719 in the 2014 period due in part to stock for compensation expense of $167,113 for the three months ended June 30, 2014, decreased $132,478 to $34,635 for the three months ended June 30, 2015. Salaries and wages decreased to $81,382 in the 2015 period from $107,745 in the 2014 period due to $34,000 in common stock issued for services rendered to the Company in the three months ended June 30, 2014 with no such activity in the 2015 period.

Research and Development fees for the three months ended June 30, 2015, included payments to Cesar, ClinicPace Worldwide, & IPS Therapeutique for, $0, $21,216, and $50,831, respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $71,462, in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. The decrease in research and development is a result of drug development costs of $21,340 for the three months ended June 30, 2015 as compared to $79,834 for the three months ended, a decrease of $59,028 or 73.94%. In addition to the decrease in drug development costs, legal fees related to research and development were $71,462 compared to $32,666, an increase of $38,796 or 118.77% for the three months ended June 30, 2015 from the comparable period ended.

As a result of the foregoing, the Company had a net loss of $440,682, for the three months ended June 30, 2015 as compared to a net loss of $958,713 for the three months ended.

Plan of Operations

Manufacturing of GMP grade synthesized curcumin is continuing at Sami labs, in India. Over 4.3 kilograms of the active principle was sent to Dalton Pharma Services in Canada for analytical and continuing stability testing. Aliquots of curcumin are sent to Polymun Scientific in Austria to manufacture the formulated GMP grade liposomal curcumin product. The product is further analyzed for endotoxins in Gibraltar Labs in New Jersey, and for release kinetics at Northern Lipids in Canada. The final product has been used in 45 human normal subjects in a Phase Ia ascending dose trial in Austria. Based upon these data, a Phase Ib ascending dose clinical trial is ongoing in Austria: accruing as of this date 24 cancer patients who progressed on standard of care therapy. The purpose of this study is to ascertain side effects and appropriate dosing levels of liposomal curcumin.

Upon completion of the Phase Ib ascending dose trial in Austria, the Company plans to initiate Phase II trials for liposomal curcumin in glioblastoma (a brain tumor) and non-small cell lung cancer in patients who have progressed on standard of care therapy. Because of the high costs of conducting clinical trials in the United States compared with other jurisdictions, the Company plans to conduct these Phase II trials in primarily in Western Europe, with the majority of the trial centers located in Austria and Germany.

The Company has made a decision to focus its resources on cancer and cardiac arrhythmia research and development at this time, so the planned FDA submission on Parkinson’s disease and the associated expenditures supporting this effort have been suspended.

The liposome composed of DMPC and DMPG was initially discovered to prevent curcumin induced cardiac arrhythmias in in vitro, in ex vivo studies in rabbit models, and in vivo in rabbit models challenged with clinically approved QTc prolonging anticancer drugs, Crizotinib and Nilotinib. The Company is collaborating with Avanti Polar Inc. and IPS Therapeutique, Canada in further research and development relating to controlling cardiac arrhythmia side effects for a broad range of drugs. To date, a lead compound has been identified, and work is under way to generate the pre clinical data necessary to initiate clinical trials with this compound. Negotiations are also in progress between Avanti Polar, IPS, and the Company regarding ownership, licensing, and exploitation of the intellectual property resulting from these collaborative efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2015, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2015.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-month period ended June 30, 2015, this Registrant sold 945 units (the “Units”) of its securities at a price of $1,000 per unit or 945,249. Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share ending seven years following the Effective Date of its registration statement. The Company received gross proceeds of $945,249 and paid 10% sales commissions of $144,454 to Meyers Associates, L.P., the Company’s placement agent and related party.

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

During the six-month period ended June 30, 2015, the Registrant issued 40,000 shares of common stock to Jack Levine, an independent director, for services rendered as Chairman of the Company’s Audit Committee during 2014. The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act. No commissions were paid and no placement agent or underwriter was involved in the transaction.

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

Dated: August 14, 2015	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

SignPath Pharma Inc.

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2015

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

