Form 10-Q
period 2015-09-30
SignPath Pharma, Inc.
filed 2015-11-16
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

The reporter filed the report voluntarily.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2015, the Company had 14,163,887 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

 SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Period Ended September 30, 2015

SIGNPATH PHARMA, INC.

Condensed Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS

Cash	$498,101	$716,193
Prepaid expenses	7,152	-

Total Current Assets	505,253	716,193

TOTAL ASSETS	$505,253	$716,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$303,462	$447,999

Total Current Liabilities	303,462	447,999

STOCKHOLDERS’ EQUITY

Convertible Preferred Stock, 5,000,000 shares authorized, $0.10 par value
Series A; 5,000 shares authorized 3,256 shares issued and outstanding, respectively	326	326
Series B; 3,000 shares authorized 2,146 shares issued and outstanding, respectively	215	215
Series C; 6,000 shares authorized 5,001 and 5,001 shares issued and outstanding, respectively	500	500
Series D; 6,000 shares authorized 1,589 and 320 shares issued and outstanding, respectively	160	32
Common stock; $0.001 par value, 50,000,000 shares authorized; 14,163,887 and 14,123,887 shares issued and outstanding, respectively	14,164	14,124
Accrued dividends	1,530,429	969,230
Additional paid-in capital	13,435,837	12,700,365
Accumulated deficit	(14,779,840)	(13,416,598)

Total Stockholders’ Equity	201,791	268,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$505,253	$716,193

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	36,914	45,852	157,181	60,041
Professional fees	45,811	88,204	266,472	320,176
Research and development	274,157	799,965	683,802	1,546,500
Salaries and wages	118,794	45,207	268,063	209,527

Total Operating Expenses	(475,676)	(978,958)	(1,375,518)	(2,136,244)

OPERATING LOSS	(475,676)	(978,958)	(1,375,518)	(2,136,244)

OTHER INCOME (EXPENSE)

Other Income	-	-	23,641	-
Foreign currency loss	(1,436)	(4,003)	(11,420)	(4,003)
Interest income	16	171	55	568

Total Other Income (Expense)	(1,420)	(3,832)	12,276	(3,435)

NET LOSS BEFORE INCOME TAXES	(477,096)	(982,790)	(1,363,242)	(2,139,679)
Provision for income taxes	-	-	-	-

NET LOSS	$(477,096)	$(980,790)	$(1,363,242)	$(2,139,679)

PREFERRED STOCK DIVIDEND	(194,794)	(141,427)	$(561,199)	(467,624)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(671,890)	$(1,124,217)	$(1,924,441)	$(2,607,303)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.09)	$(0.14)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,163,887	12,877,500	14,163,887	12,877,500

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Cash Flows

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended,
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(1,363,242)	$(2,139,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	51,000
Stock options compensation	143,488	186,384
Stock issued for compensation	16,000	-
Loss on equity modification	29,610	13,132
Changes in operating assets and liabilities
Change in prepaid expenses	(7,152)	-
Accounts payable and accrued expenses	(110,535)	452,999
Net Cash Used in Operating Activities	(1,291,831)	(1,436,164)

FINANCING ACTIVITIES
Preferred stock issued for cash, net of stock offering costs	1,073,739	1,372,536
Net Cash Provided by Financing Activities	1,073,739	1,372,536

NET INCREASE (DECREASE) IN CASH	(218,092)	(63,628)
CASH AT BEGINNING OF PERIOD	716,193	1,241,397

CASH AT END OF PERIOD	$498,101	$1,177,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON CASH FINANCING ACTIVITIES:
Common stock issued for dividends	$-	$1,025,404
Issuance of shares for accrued fees	$34,000	$-
Preferred dividend accrual	$561,199	$467,624

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

The accompanying unaudited condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements filed with the SEC on April 9, 2015. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

During the nine months ended September 30, 2015 and 2014, the Company expended $683,802 and $1,546,500 respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended September 30, 2015, the Company recognized sales revenue of $-0- and incurred a net loss of $1,363,242. As of September 30, 2015, the Company had an accumulated deficit of $14,779,840. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of September 30, 2015 or December 31, 2014.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $248,101 and $466,193 of cash balances in excess of federally insured limits at September 30, 2015 and December 31, 2014, respectively.

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

Research and Development Costs

The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $683,802 and $1,546,500 during the nine months ended September 30, 2015 and 2014, respectively.

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

Related Party Transactions

For the period ended September 30, 2015 the Company had an employee payable in the amount of $5,554 related to reimbursable company expenses due to Kai Larson, Vice President of Corporate Development, Chief Operating Officer, and Secretary to the Company.

For the period ended September 30, 2015 the Company had a payable due to Dr. Larry Helson related to Medicare coverage for the time he has been employed by the Company. The total amount due is $30,000 to be paid out at a rate of $2,900 per annum.

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

For the nine months ended September 30, 2015 and 2014, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 25,685,789 and 20,675,814 at September 30, 2015 and 2014, respectively.

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

NOTE 5 – PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock, $.10 par value, of which, as of September 30, 2015, an aggregate of 11,992 shares were issued and outstanding consisting of (i) 5,000 shares of Series A Convertible Preferred Stock authorized and 3,256 shares issued and outstanding, (ii) 3,000 shares of Series B Convertible Preferred Stock authorized and 2,146 shares were issued and outstanding, (iii) 6,000 shares of Series C Convertible Preferred Stock authorized and 5,001 shares were issued and outstanding, and (iv) 6,000 shares of Series D Convertible Preferred Stock are authorized, 1,589 of which were issued and outstanding.

For the nine months that ended September 30, 2015 the Company issued 1,269 shares of Series D Preferred Stock. Gross proceeds received for these shares was $1,269,076 offset by stock offering costs of $195,337 issued to the placement agent, a related party.

NOTE 6 – COMMON STOCK

On January 1, 2015, the Company granted 40,000 shares of common stock to Jack Levine, Audit Committee Chair, for services rendered during 2014. These shares were issued at a fair value of $1.25 per share. The stock payable amount recorded year ended December 31, 2014 was valued at a stock price of $0.85. The excess of the fair value of the shares over the amount accrued at December 31, 2014 was recognized as compensation expense during the quarter ended September 30, 2015. For the nine months ended September 30, 2015, $16,000 was recognized as salaries and wages.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

A summary of the status of the Company’s warrants as of September 30, 2015 and December 31, 2014 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Term (years)

Outstanding as of December 31, 2014	12,550,062	1.25	4.60
Granted	2,939,123	1.36	5.63
Cancelled	(2,621,851)	(1.09)	-
Outstanding as of September 30, 2015	12,867,334	$1.30	3.96

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

On July 29, 2015 the Company issued 40,480 Class D warrants. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $3.00 exercise price, 7 years to maturity, 168.60% volatility, and 2.02% risk free rate.

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

For the nine months ended September 30, 2015 the Company has issued a total of 158,635 Placement Agent warrants, of those 118,157 were related to stock offering costs issued to a related party. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, exercise price from $2-$3, 7 years to maturity, 168.60% volatility, and 2.02% risk free rate.

Options

The Company has recorded stock compensation expense of $119,842 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

On March 20, 2015 the Company issued 30,000 stock options to Arthur Bollon for services to be rendered during 2015. On the date granted, one-quarter of the issued options vested and became exercisable. The remainder will vest quarterly for the next three quarters. The Company valued these warrants using the Black-Scholes independent director options pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 188% volatility, and 1.37% risk free rate.

On March 20, 2015 the Company issued 30,000 stock options to Jack Levine for services to be rendered during 2015. On the date granted, one-quarter of the issued options vested and became exercisable. The remainder will vest quarterly for the next three quarters. The Company valued these options using the Black-Scholes independent director option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 188% volatility, and 1.37% risk free rate.

On May 1, 2015 the Company issued 300,000 stock options to Kai Larson, Vice President of Corporate Development and Chief Operating Officer, as part of the Company’s incentive stock option plan. These options will vest in equal monthly installments for 72 months, or six years, and will be fully vested April 2021. The Company valued these options using the Black-Scholes independent director option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 105% volatility, and 1.50% risk free rate.

On May 1, 2015 the Company issued 450,000 stock options to Kai Larson for services to be rendered during 2015. These options will vest in equal monthly installments for 72 months, or six years, and will be fully vested April 2021.The Company valued these warrants using the Black-Scholes independent director option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 105% volatility, and 1.50% risk free rate.

On September 4, 2015, the Company issued 25,000 stock options to James McChesney, a member of the Company’s Scientific Advisory Board, as part of the Company’s incentive stock option plan. These options will vest in two equal installments, the first 12,500 options vesting on August 10, 2016, and the second 12,500 options vesting on August 10, 2017. The Company valued these options using the Black-Scholes independent director option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 162% volatility, and 1.47% risk free rate.

On September 4, 2015, the Company issued 25,000 stock options to Peter Sordillo, a member of the Company’s Scientific Advisory Board, as part of the Company’s incentive stock option plan. These options are fully vested as of the date of grant, reflecting past services rendered. The Company valued these options using the Black-Scholes independent director option pricing model under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 162% volatility, and 1.47% risk free rate.

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

SignPath previously had a License Agreement with John Hopkins University that the Company terminated in December 2014. As part of the termination, the Company paid JHU $20,000.

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

On March 27, 2015, the Board of Directors authorized a bonus to Dr. Helson providing that: upon the closing of financing for $20 million or more with The Westbury Group, or any other financing, Dr. Helson would be awarded a discretionary bonus of up to 100% of his then current salary estimated to be $375,000 per annum.

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

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, the Company had $498,101 and $716,193, respectively, of cash on hand. The Company had positive working capital of $201,791 at September 30, 2015 compared to $268,194 as of December 31, 2014. SignPath had an accumulated deficit of $14,779,840 as of September 30, 2015.

During the nine months ended September 30, 2015, SignPath sold 1,269 units consisting of its securities at a price of $1,000 per Unit. The Units sold in 2015 consisted of Series D Convertible Preferred Stock Units. Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) following the effective date of its Registration Statement (the “Effective Date”) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share for at anytime after issuance and prior to the seventh anniversary of the Effective Date of a registration statement including the underlying securities. The Company received gross proceeds of $1,269,076 and incurred stock offering costs of $195,337 related to such offerings paid to a related party, during the nine months ended September 30, 2015.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability. Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations. The Company’s current burn rate for salaries, research programs, patent filings, clinical trials, and professional fees averages about $160,000 per month. Thus, it is expected that the Company currently has sufficient cash on hand to operate through the next 3 months. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities decreased by $144,333 from ($1,436,164) for the nine months ended September 30, 2014 to ($1,291,831) for the nine months ended September 30, 2015. The $144,333 decrease is due to a decrease in common stock issued for services of $51,000, a decrease in stock options for compensation of $42,896, a decrease of $7,152 in prepaid expenses, and a decrease in accounts payable of $563,534. This was offset by a decrease in net loss of $776,436, increase in stock issued for compensation of $16,000, and increase in loss on equity modification of $16,478.

The Company had net cash provided by financing activities of $1,073,739 during the nine months ended September 30, 2015, as a result of the $1,269,076 received in a Private Placement, reduced by $195,337 of offering costs.

As a result of the foregoing, the Company’s cash decreased by $218,092 during the nine months ended September 30, 2015.

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

Results of Operations

Material Changes in Results of Operations

For the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014

Total operating expenses decreased by $760,726 to $1,375,518 for the nine months ended September 30, 2015 from $2,136,244 for the nine months ended September 30, 2014, primarily as a result of research and development decreasing to $683,802 for the nine months ended September 30, 2015 from $1,546,500 for the nine months ended September 30, 2014. Lower R&D expenses are in part a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research and development. General and administrative increased to $157,181 in the 2015 period from $60,041 in the 2014 period. This was due to an increase in travel expense of $4,275, an increase of $14,285 for loss on equity, and $81,353 in payroll taxes that were re-classed to general and administrative for the nine months ended September 30, 2015 compared to $10,059 for the nine months ended September 30, 2014. Professional fees decreased by $53,704 from $320,176 in the 2014 period to $266,472 in the 2015 period. This resulted from an increase of $19,774 in accounting fees, $10,900 in audit fees, $25,524 in consulting fees, $29,120 in legal fees, and $22,568 in stock compensation, offset by a $161,590 decrease in stock issued for professional services rendered to the Company.

Research and Development fees for the nine months ended September 30, 2015, included payments to Cesar, ClinicPace Worldwide, IPS Therapeutique, Nucro Technology, & Polymun for, $90,284, $48,650, and $80,401, $105,653, and $78,813, respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $141,371, in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. The decrease in research and development expenses to $683,802 for the nine months ended September 30, 2015 from $1,546,500 for the nine months ended September 30, 2014 is a result of drug development decreasing to $540,616 for the 2015 period as compared to $1,346,535 for the 2014 period, a decrease of $805,919. The decrease is a result of the Company focusing on cancer and cardiac arrhythmia clinical trials, and curtailing expenditures in all other areas. In addition to the decrease in drug development costs, costs relating to patents licensed from Johns Hopkins (which license was terminated by the Company December 2014) decreased to $0 for the 2015 period from $116,966 for the 2014 period, legal fees related to research and development were $141,371 for the 2015 period compared to $80,235, an increase of $61,136.

As a result of the foregoing, the Company had a net loss of $1,363,242 for the nine months ended September 30, 2015 as compared to a net loss of $2,139,679 for the nine months ended September 30, 2014.

For the three months ended September 30, 2015, as compared with the three months ended September 30, 2014

Total operating expenses for the three months ended September 30, 2015 decreased to $475,676 as compared with $978,958 for the three months ended September 30, 2014, primarily as a result of research and development expenses decreased to $274,157 in the 2015 period from $799,965 in the 2014 period. Lower R&D expenses are, in part, a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research and development. General and administrative decreased to $36,914 in the 2015 period from $45,852 in the 2014 period due to a decrease in filing fees of $11,172, and decrease in travel of $5,891 of set by an increase of $5,465 in payroll taxes that were re-classed to general and administrative for the three months ended September 30, 2015, and an increase of $2,344 in insurance expense. Professional fees decreased to $45,811 in the 2015 period from $88,204 in the 2014 period due in part to stock for compensation expense of $10,806 for the three months ended September 30, 2014 with no such activity for the three months ended September 30, 2015.

Salaries and wages increased to $118,794 in the 2015 period from $45,207 in the 2014 period, an increase of $73,587 due to $67,950 in common stock issued for services rendered to the Company in the three months ended September 30, 2015 with no such activity in the 2014 period.

Research and Development fees for the three months ended September 30, 2015, included payments to Cesar, ClinicPace Worldwide, IPS Therapeutique, Nucro Technology, & Polymun for, $30,510, $3,552, $3,200, $71,968, & $20,707, respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $26,261, in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. The decrease in research and development is a result of drug development costs of $246,080 for the three months ended September 30, 2015 as compared to $758,562 for the three months ended September 30, 2014, a decrease of $512,482. The decrease is a result of the Company focusing on cancer and cardiac arrhythmia clinical trials, and curtailing expenditures in all other areas. In addition to the decrease in drug development costs, legal fees related to research and development were $26,261 compared to $40,972, a decrease of $14,711 from the comparable period ended September 30, 2015 and 2014, respectively, resulting from legal work previously handled by outside counsel being handled internally by the Company.

As a result of the foregoing, the Company had a net loss of $477,096, for the three months September 30, 2015 as compared to a net loss of $982,790 for the three months ended September 30, 2014.

Plan of Operations

Manufacturing of GMP grade synthesized curcumin is continuing at Sami labs, in India. Over 4.3 kilograms of the active principle was sent to Dalton Pharma Services in Canada for analytical and continuing stability testing. Aliquots of curcumin are sent to Polymun Scientific in Austria to manufacture the formulated GMP grade liposomal curcumin product. The product is further analyzed for endotoxins in Gibraltar Labs in New Jersey, and for release kinetics at Northern Lipids in Canada. The final product has been used in 45 human normal subjects in a Phase Ia ascending dose trial in Austria. Based upon these data, a Phase Ib ascending dose clinical trial is ongoing in Austria: accruing as of this date 26 cancer patients who progressed on standard of care therapy. The purpose of this study is to ascertain side effects and appropriate dosing levels of liposomal curcumin.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2015, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2015.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2015, this Registrant sold 1,269 units (the “Units”) of its securities at a price of $1,000 per unit or 1,268,948. Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share ending seven years following the Effective Date of its registration statement. The Company received gross proceeds of $1,269,076 and paid sales commissions of $195,337 to Meyers Associates, L.P., the Company’s placement agent and related party.

The Units were sold to 33 accredited investors who were customers of the placement agent. The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder, based upon a subscription agreement executed by such investor. The net proceeds of the offering were used for working capital, research and development and clinical trials in Europe towards filing an investigational new drug application to commence clinical trials in the United States.

During the nine-month period ended September 30, 2015, the Registrant issued 40,000 shares of common stock to Jack Levine, an independent director, for services rendered as Chairman of the Company’s Audit Committee during 2014. The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act. No commissions were paid and no placement agent or underwriter was involved in the transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

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

Dated: November 16, 2015	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

 SignPath Pharma Inc.
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2015

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

