Form 10-K
period 2015-12-31
SignPath Pharma, Inc.
filed 2016-04-08
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X] Yes [  ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of March 30, 2016, 14,203,887 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

On June 30, 2015, the aggregate market value of voting stock (based upon the closing price of the Registrant’s common stock on that date) held by non-affiliates of the Registrant was $0, as there is no public market for the Company’s Common Stock.

Documents Incorporated By Reference: None.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of SignPath Pharma Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors to consider and evaluate that could cause actual results to differ materially from those predicted in any such forward-looking statements include, but are not limited to: (i) general economic conditions and changes in the external competitive market factors which might impact the Company’s results of operations; (ii) unanticipated working capital or other cash requirements including those created by the failure of the Company to adequately anticipate the costs associated with clinical trials, manufacturing and other critical activities; (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the therapeutic drug industry; (iv) the inability or failure of the Company’s Management to devote sufficient time and energy to the Company’s business; (v) the failure of the Company to complete clinical trials described herein on the terms currently contemplated; and (vi) failure of the Company’s pharmaceutical candidates to achieve safety and/or efficacy in their targeted disease indications. In light of these risks and uncertainties, many of which are described in greater detail under “Risk Factors” below and other reports filed with the Securities and Exchange Commission (“SEC”), there can be no assurance that the forward-looking statements contained in this Report will in fact transpire. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not undertake any duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results or changes in our expectations.

iii

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

Curcumin has an extensive history as an oral medicinal product with safe human use, but its potential therapeutic benefits have been limited by its low absorption (the amount of active drug reaching lesioned tissue) when taken orally, as well as its inactivation in the liver (due to hepatic glucuronidation or sulfation) and “hydro-phobic” nature whereby it is not soluble in water or blood. SignPath has developed and received approval in June 2014 from the U.S. Food and Drug Administration (the “FDA”) of its Investigational New Drug (“IND”) application, and in Europe for an Investigated Medical Product Dossier (“IMPD”) for parenterally (taken into the body in a manner other than the digestive tract) administered curcumin, allowing curcumin to be administered intravenously and delivered to diseased sites with minimal inactivation. Based on the results from in-vitro and animal studies, we believe that the liposomal curcumin which we have licensed, may be useful in the treatment of cancer, cardiac and neurologic disorders such as Parkinson’s disease. During IND mandated pre-clinical toxicity trials in dogs with liposomal curcumin, a dose-dependent hemolysis was observed, allowing us to identify a safe dose level, hence, allowing specific dose/schedules of administration for clinical trials in humans.

SignPath has licensed a proprietary intravenous formulation containing curcumin as the active therapeutic agent. This formulation is a liposomal construct that was licensed from University of Texas MD Anderson Cancer Center (“UTMDACC.”) This formulation is currently in Phase Ib clinical trials in Salzburg, Austria. The complete pre-clinical dossier for liposomal curcumin, was submitted to the European Medicines Agency (the “EMA”) on June 8, 2011, for Phase Ia clinical trials and clinical trials were initiated in October 2012. The Company believes its liposomal curcumin product will be useful in the treatment of various cancer indications. In addition to cancer, when funds become available the Company would attempt to develop other products which potentially will give SignPath proprietary preparations with applications in the treatment for a neurologic, cardiac, and immunologic indications. Specifically, based on early pre-clinical research using animal models, the Company believes that the liposomal curcumin formulation may be active against Parkinson’s disease.

The Company has assembled leaders experienced in pharmacologic development of natural products to advise it on the development of its curcumin formulations. The Company’s consultants and Scientific Advisory Board members are comprised of individuals with specific experience with natural products, formulation development, neoplastic, immunologic and neurologic disorders. Expertise in analytical chemistry will come from commercially based product chemists. Drug development will be overseen by Lawrence Helson MD, Chief Executive Officer, an oncologist with more than 30 years of pharmaceutical development experience;

The Company has retained consultants and Scientific Advisory Board members who bring relevant experience to the Company. Professor Tauseef Ahmad, MD is an experienced principal investigator for lymphoma, myeloma and solid tumor studies. Dr. Peter P. Sordillo, who joined our Scientific Advisory Board in 2013, was on the Staff of Medical Oncology and Hematology at Lenox Hill Hospital, New York as an experienced Oncologist. George Shopp, PhD, is an experienced toxicologist and pre-clinical expert. James D McChesney is a world class organic chemist with extensive drug development expertise, and Brigitta Vcelar PhD, is a drug development specialist in the European Union. See “Management” below for more information about our management team and Scientific Advisory Board members.

Clinical application strategies will be based upon the advice of the consultants and Scientific Advisory Board members, all of whom have academic and practical experience in biopharmaceutical development. As described below, we expect that our Phase I and II clinical trials will be run by contract clinical research organizations in Europe and the United States.

During the fiscal years ended December 31, 2014 and 2015, the Company expended $1,927,851, and $754,268, respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

Target Markets

The anticipated markets for therapeutic curcumin are diseases for which current therapeutic alternatives are not satisfactory or unavailable. There are several malignant diseases which are classified as orphan indications, defined by the U.S. Food and Drug Administration (the “FDA”) as conditions with less than 200,000 patients in the United States. Some of these conditions exhibit dependency upon NF-kB (NF-kappaB, a family of intracellular proteins), a signaling pathway component inhibited by curcumin.1 Two such indications are lung and Brain cancers. The Company currently plans to pursue the development and testing of therapies with parenterally-administered curcumin to address non-small cell lung and other cancers, in which current treatment is only marginally effective or could be greatly improved. Additional indications for curcumin include Parkinson’s disease, where liposomal curcumin has shown promise in animal studies.

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

While our focus is on non-small cell lung cancer, and brain cancer, subsequent studies may consider pancreatic cancer an unmet clinical need and the fifth leading cause of cancer deaths, accounting for an estimated 45,600 deaths annually in the United States, according to published reports found in Burro, H.A. et al. This cancer is largely resistant to the current approved drug, gemcitabine, and results in an objective tumor response in less than 10% of patients resulting in a minor impact on survival.3 Most patients with this diagnosis could be candidates for trials in combination with gemcitabine, or trials of curcumin alone as a second line therapy.

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

Another potential tumor target is primary brain tumors. The market for glioblastoma multiforme has an 4incidence of about 17,000 per year, or 59 per million of the population, according to the scientific literature. Although this represents just 2% of cancer deaths in the United States, survival rates are low and cost of treatment is high. Following standard therapy, the median survival of glioblastoma patients is 9 to 11 months with less than 5% of patients alive after 5 years. In addition, metastases to the brain from other sites affect an estimated 75,000 patients per year and have very poor survival rates, making primary and metastatic brain tumors a clear unmet need. Lymphomas are another clinical indication that is of interest.The annual incidence of lymphoma is approximately 66,000 cases in the United States. Multiple myeloma is responsible for 10% to 20% of the lymphoma malignancies, with skeletal involvement in about 80% of the patients.5 Lymphoma researchers have shown an increased expression of the curcumin-sensitive signaling pathway, which the Company believes may make it susceptible to therapy with our product candidates. In our drug distribution trials in dogs we observed large amounts of liposomal curcumin collected in the lung tissues following 8 hour infusions, suggesting that lung disorders would be appropriate clinical targets. Lung cancer affects 175,000 persons in the United States.

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

The Company believes that its parenteral formulations of curcumin can be compared with standard of care when used in combination with front line or second line standard chemotherapy in a number of diseases. Given the aging of the population with annual incremental growth in the number of prospective patients in chronic and acute disease categories, the Company believes a minimally toxic agent like curcumin could gain wide acceptance and usage.

Marketing Strategies

Analysis

Strength:	Currently, six liposomal chemotherapeutics have received clinical approval and others are in clinical trials or undergoing preclinical evaluation. Liposomes exhibit low toxicity and improve the biopharmaceutical features and therapeutic index of drugs, thereby increasing efficacy and reducing side effects. Liposomal incorporation offers advantages for the delivery of chemotherapeutics which are metabolically unstable or poorly water-soluble. SignPath is developing parenteral curcumin administration methods because the oral route of administration of this compound lacks sufficient bioavailability for systemic disease therapy. The Phase Ib liposomal curcumin formulation was initiated in a cancer patient in Salzburg, Austria in October 2013. Based upon initial observations we altered the infusion delivery method and shortened the infusion duration from 24 to 6-8 hours, the same procedure we plan to use in clinical trials in the United States. SignPath has a strong relationship with curcumin manufacture, analytics, regulatory and CRO groups in Canada, Europe, and in the United States.

There are numerous publications (See “Publications/Presentations: SignPath Pharma Curcumin Formulations” below) regarding our products, along with issued and pending patents covering our drug candidates. If successful, the formulations may be applicable for diseases affecting large numbers of people.

Weakness:	Contraindicated in patients with a pre-existing bleeding diathesis. When solubilized in alkaline media, and at high ambient light conditions it is instable. Intravenous administration can be safely done using controlled syringe infusions rather than electronic impellent pumps which cause the product to precipitate in the infusion line.

Opportunity:	Curcumin can be applicable to unmet clinical indications including cancer, and neurologic disorders. It can also be used in auto-immune, inflammatory diseases, mycoses, and parasitic diseases alone or in combination with other treatment modalities such as cytotoxics, and ionizing radiation.

Threat:	Even if approved, Curcumin will compete with numerous anti-cancer drugs developed and marketed by established pharmaceutical companies worldwide. All of these pharmaceutical companies have greater resources than we do.

Marketing Strategies

Curcumin has potential utility in over 5,000,000 patients in multiple clinical disorders assuming penetration in all potential markets. Our initial plan is to determine its efficacy in cancer and Parkinson’s disease (over 1,200,000 patients). Used alone or in combination with other drugs or radiation treatments, we anticipate being able to market, when approved by the FDA, to eligible patients depending upon the indications chosen and responses in Phase II and Phase III clinical trials.

Product Overview

Background on Curcumin

Curcumin has been used primarily in its natural state in turmeric as an ingredient in foods for several thousand years in India and the Asian subcontinent where it grows naturally. It also has a history of use as a medicinal extract.6

The history of curcumin includes oral human use for a variety of benign and malignant diseases. A body of published research explaining curcumin’s mechanisms of action at the cellular level supports its potential application in humans.7 8 In addition, there have been parenteral curcumin toxicology studies in mice and rats published by other researchers which support a finding of curcumin’s safety after oral application.

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

To address this problem, SignPath has in-licensed and developed a parenteral formulation (administration that bypasses the gastrointestinal system) in the form of a liposomal curcumin.

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

Once a cell signaling pathway is activated, a series of reactions (or cascade) occurs within the cell. Each step activates a specific protein in the pathway, and its active products initiate the activation of the next protein in the process. Some of the cellular processes that are controlled in this manner include inflammatory pathways, cell proliferation, cell survival, and cell death (apoptosis). Elevated levels of activated inflammatory and survival pathways have been correlated with many types of tumors,9 and can also be markers for more severe disease and/or poor prognosis. Some pathways are associated with resistance to chemotherapy, translated as tumor cell survival in the presence of conventional chemotherapy. These are some of the many tumor cell characteristics that can make cancer a fatal disease.

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

9 Rakoff-Nahoum Seth, and Medzitof, Rusian 2007 Regulation of Spontaneous Intestinal Tumorigenesis Through the Adaptor Protein MyD88. Science 317: 124-127.

SignPath believes inhibition of these critical intracellular survival pathways are good targets for drug development, and our management believes that curcumin is an attractive lead compound for further development due to its inhibition of major survival pathways and collateral effects of activating death pathways. It also prohibits inflammation and release of inflammatory cytokines such as tumor necrosis factor-ά (alpha), inflammatory cells such as macrophages which are required for the development and spread of tumors. Recently it has been shown that activation of NF-kB (an intracellular protein) is a critical component in cellular responses to TOLL-receptor ligands (receptors that activate immune cell responses) and Interleukin-1 (a cytokine). The latter are implicated in the innate immune response promoting murine hepatocellular and colon carcinoma.10 One of the established effects of curcumin is to inhibit NF-kB and subsequent TOLL-receptor ligand activity. Scientific studies have suggested that a drug that can inhibit these activated survival and inflammatory pathways should be able to stop the growth of cancer cells. Blocking inhibitors of death pathways are believed to shorten the cell’s ability to survive.11

Liposome Encapsulation12

SignPath is developing the liposomal version: a phospholipid coating that encases the molecule. This increases solubility in serum, and may increase the drug’s circulation time allowing more drug to reach tumor sites.

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

Cancer: Less than 1% of an oral dose of curcumin is absorbed; yet in spite of this extreme limitation, there are publications that suggest preventative anti-cancer activity of orally administered curcumin.13 More substantial evidence for anticancer activity is suggested from in vitro and animal experiments. Its anticancer effects include promoting apoptosis (cell death pathways) and down regulation of major pro-survival factors, including AKT, NF-kB, STAT-3, and Survivin signaling pathways. We, therefore, believe that commercial application of parenteral curcumin formulations for cancers which depend upon NF-kB (such as pancreatic cancer) represent prime candidates for Phase II trials assuming successful preclinical and Phase I trials. Many other cancers such as brain tumors are also dependent upon AKT, NF-kB, and survival pathways which may render them additional potential clinical targets.14

Government Regulation

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

10 See footnote 2 above.

11 See footnote 8 above.

12 [Intentionally left blank]

13 See footnote 2 above.

14 See footnote 1 above.

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

The drug being tested is compared with the current standard of treatment to show that the drug is equal to (or an improvement upon) existing treatments or combined with the standard of care in a Phase II study using Simon’s two stage design. Once those studies have been completed, and following a phase III trial, a new drug application (NDA) is prepared and submitted to the FDA for approval. Under FDA guidelines, the NDA should be answered within 10 months. At such time, the FDA may inform the Company that a drug is approved or the application is approvable pending resolution of certain issues, or may require additional studies to be completed for approval.

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

Other Uses of Curcumin

There are other potential uses of curcumin in addition to our initial focus on lung cancer and brain tumors. Following our clinical trials in these two categories, we will seek to study other cancer candidates which have an AKT or NF-kB requirement for survival and proliferation, such as breast and brain cancers. The unique protean activity of curcumin also suggests its use with other cancer treatment modalities. For example, it may increase tumor cell susceptibility to standard treatment with radiation or chemotherapy, and prevent adverse reactions from other drugs used to treat non-cancer conditions.

Because of the protean nature of curcumin’s interaction with different cell components, and based upon data derived from traditional use and non-clinical and pre-clinical laboratory studies, we believe it may have a therapeutic role in numerous non-cancer indications, including neurologic disorders and immunologic disorders.

To expand its use for Parkinson’s disease, a research grant was received for approximately $82,000 from the Michael J. Fox Parkinson’s Disease Foundation to measure parenteral liposomal curcumin and the other two formulations passage across the blood brain barrier and focal cerebral distributions in rat brains in collaboration with Dr. S. Chiu at the Department of Pharmacology and Toxicology, University of Western Ontario, Canada. Data, to date, has revealed intravenous curcumin localized in specific brain regions associated with Parkinson’s disease (striatum and substantial nigra pars compacta) and memory processing (hippocampus). In a subsequent study based upon these data an intravenous liposomal curcumin formulation was effective in blocking progression of brain neuronal death in DJ-1 knockout rats (genetically designed to develop early Parkinson’s disease signs and symptoms). Metabolomic analyses of Parkinson’s-related brain domains in these same rats has been completed and showed significant and specific effects related to amelioration of the disease. These observations indicate that curcumin may be effective in patients with Parkinson’s disease and potentially in other neurologic disorders, such as trauma brain injury, and post-traumatic stress disorder. The Company’s liposomal curcumin has demonstrated efficacy against human tumor xenografts in mice. During IND pre-clinical toxicity trials in dogs, with liposomal curcumin, a dose-dependent hemolysis was observed. It suggested specific dose/schedules of administrations might be required for trials in humans. Follow up studies included in vitro testing of curcumin with human red blood cells revealed the concentrations of curcumin inducing hemolysis were greater than that necessary to mitigate tumors. A patent for preventing this activity has been issued.

Clinical Trials

The Company submitted an IMPD to begin human Phase Ia clinical trials in Europe. Regulatory clearance was received in July 2011, and the first subjects were started on August 22, 2011. The clinical trials for liposomal curcumin use curcumin formulations made under GMP conditions by Polymun GmbH. As described below, the Company entered into agreements with manufacturers of curcumin, liposomal curcumin, and polymers to produce sufficient quantities to complete all pre-clinical requirements for a clinical dossier. Agreements for additional quantities of both formulations for Phase II clinical trials will be initiated depending upon human dosage estimates generated in current clinical studies. The Company plans to pursue Phase II liposomal curcumin parenteral trials in cancer and one in Parkinson’s disease patients.

We have had discussions regarding participation in Phase Ib and II clinical trials during direct meetings with responsible physician investigators with the Central European Society for Anticancer Research (CESAR) and at cancer centers in the United States. All have had extensive experience with drug trials of anticancer drugs and are willing to participate in the proposed clinical studies.

These investigators include:

●	New York Medical College, Dr. T. Ahmad has had extensive experience as a Phase I, II, and III clinical trial investigator.

●	In Vienna, Austria, Dr. Michael Wolzt is in charge of Phase Ia clinical trials in normal volunteers. Our CEO inspected Dr. Wolzt’s facilities in December 2007. To date subjects have been entered into the clinical Phase Ia study of liposomal curcumin and a dose of 4.5 mg/kg was found to induce less than grade 1 hemolytic toxicity, and to reach blood concentrations that we estimate are within a therapeutic range.

●	Phase Ib trials in cancer patients are being carried out by the CESAR group, and these data will be used to bridge studies in the United States.

●	Phase Ib trials will be cancer patients who have failed standard of care therapy and elected experimental therapy.

●	Provided that the safety results of Phase Ib trials in cancer patients are satisfactory and with FDA and EMA approvals, the Company anticipates the following Phase II trials:

●	Liposomal curcumin (cancer): Intravenous administration to lung cancer patients who fail standard therapy, and glioblastoma patients who fail standard therapy

●	Liposomal curcumin (neurologic): intravenous administration to patients with Parkinson’s disease who have progressed on standard therapy.

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

As stated earlier, the Company is aware of pre-clinical data from other research suggesting that parenteral curcumin has anti-cancer activity.15

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

Clinical application of parenteral administration of liposomal curcumin may induce varied responses in the same disease or in different disease states. In addition, we anticipate different development and manufacturing costs, and ultimately different commercial remuneration in the different applications. These variations are attributed to demographic differences in applications such as pancreatic cancer and lymphoma.

The Company entered into a Liposomal Formulation Manufacturing Agreement, as amended, with Polymun Scientific Immunbiologische Forschung GmbH (“Polymun”), Vienna, Austria, dated as of September 6, 2007, which has been filed as an exhibit to the Company’s SEC filings. Pursuant to this agreement, Polymun applies their GLP process and experience to encapsulate pure synthetic curcumin provided by the Company with a layer of lipid particles (making a liposome formulation which can be injected intravenously). After testing for size, and stability, Polymun delivered the liposomal curcumin to the MD Anderson Cancer Center for intravenous animal Potential Commercialization of Liposomal Curcumin toxicity testing. During this developmental process they have invented and developed a special assay to simultaneously quantify the content of lipids and curcumin in all batches they prepare. Polymun completed scaled-up GMP manufacture of the lipocurc formulation. The Company’s obligation to Polymun totaled €280,000 (approximately $319,000) through the first two development stages and thereafter a €130,000 (approximately $148,000) per production fee. In August 2012, the Company entered into Amendment No. III with Polymun for the production of additional GDP batches of liposomes and the parties continue to work under the terms of the original agreement. Polymun has produced liposomal curcumin for animal and human use.

15 See footnote 8 above.

16 See footnote 8 above.

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

Intellectual Property

The Company has rights to three issued patents relating to liposomal curcumin entitled: Intravenous Infusion of Curcumin and a Calcium Channel Blocker; Liposomal Curcumin for Treatment of Diseases; and Intravenous Infusion of Curcumin and a Calcium Channel Blocker. The Company has one issued patent relating to mitigation of drug-induced hearth arrhythmia, entitled: Liposomal Mitigation of Drug-Induced Long QT Syndrome and Potassium Delayed-Rectifier Current.

The Company has various pending patents relating to curcumin and cardiac arrhythmia mitigation.

Internet domains have been established for Signpathpharma.com. The trademark Lipocurc (February 16, 2011) has been registered.

Research

The Company currently outsources all of its preclinical research. This research is or has been performed at a number of universities including with experienced investigators at Johns Hopkins University, MD Anderson Cancer Center, Univ., North Texas Health Science Center, U. Vienna, Austria, A.I. Dupont Hospital, DE Bostyr Univ. CA, N.Y. Medical College, N.Y. State Medical school at Buffalo. In addition, research is also performed at a number of private corporations with which the Company has relationships, including Dalton Inc. for stability testing and drug storage; Nucro Technics for analysis of human tissue samples, and animal toxicological studies; IPS -Therapeutics for hERG assays; Sabinsa Inc./Sami Labs. for curcumin manufacture and Sorosa product; Polymun GmbH for liposomal formulation manufacture; Chemic Inc. for analytics of the API; Clinipace for regulatory in the USA; Dr Heinz and Partner CRO in Europe; Schiff &Co for CRO (for Phase II) in the USA and Central European Society for Anticancer Research (CESAR) for Phase Ib -II clinical trials in the EU.

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

Agreement Relating to SPP4040

On December 23, 2015, the Company entered into an agreement with Annie Bouchard, a co-inventor of the SPP4040 drug candidate under development. In the Agreement, Ms. Bouchard agreed to assign all patent rights relating to cardiac arrhythmia mitigation drugs to SignPath and continue collaborations with SignPath regarding future development of cardiac arrhythmia therapies. In return, Ms. Bouchard is entitled to one third of any future profits earned from these cardiac arrhythmia therapies.

Employees

The Company currently has two employees, Dr. Lawrence Helson, its Chief Executive Officer, and Kai Larson its Chief Operating Officer. The Company expects to continue to use subcontractors and independent consultants and will hire a business development director when funds are available.

Publications/Presentations: SignPath Pharma Curcumin Formulations

The Company has various publications available on the Company’s website, see www.signpathpharma.com.

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

The Company’s financial statements reflect that it has incurred significant losses since inception, including net losses of $1,634,990 and $2,748,190 for the years ended December 31, 2015, and 2014, respectively. The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability. Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2015 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements for the period ended December 31, 2015, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. Given the Company’s current stage of development, it is unlikely that the Company will become profitable in the foreseeable future. Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2015. If we are unable to raise additional capital or borrow money we will not be able to complete our existing clinical trials, or initiate other clinical trials with our drug candidates. If that were to occur the Company would be forced to suspend or terminate operations and, in all likelihood cause investors to lose their entire investment. During Fiscal 2014, we raised $1,940,000 of gross proceeds, and in Fiscal 2015 we raised $2,039,076 in gross proceeds, all, excluding offering costs, which has allowed us to continue operations.

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

Bruce Meyers, a Founder of the Company and CEO of Meyers Associates, the Company’s Placement Agent, is the General Partner of Meyers Investments Family Limited Partnership, which, together with affiliates of Bruce Meyers, owns 4,914,665 shares of the 25,741,541 (19.1%) outstanding voting securities. In addition, Imtiaz Khan, Vice President of Meyers Associates, owns 2,450,000 shares of common stock (or 9.8% of the voting securities.) This concentration of ownership may not be in the best interests of the Company’s other stockholders and Meyers Associates may be subject to potential conflicts of interest. As the Company’s largest shareholder, these conflicts of interest include Mr. Meyers and affiliates being in a position to elect the Company’s Board of Director which may (i) vote to take the Company in a direction different from that of Management; (ii) approve extraordinary corporate transactions including the merger or consolidation of the Company or the sale of the Company’s assets to an entity including one related to Mr. Meyers; (iii) approve transactions with a short term return to Mr. Meyers, as opposed to waiting for transactions in the long-term best interests of the Company’ and (iv) approve transactions with a relation to Mr. Meyers, as opposed to negotiating with non-affiliated third parties. As a result of Meyers Associates’ ownership of the Company, it is likely that in the event the Company becomes a publicly-traded company, the Placement Agent would not be able to serve as a market maker in the Company’s common stock. To date, Meyers Associates, L.P. has not made a market for the Company’s securities in the marketplace, nor has it submitted quotations on an interdealer quotation system for the Company’s common stock in the past or is currently doing so. See “Principal Stockholders.”

The Company does not have the financial resources necessary to successfully complete development and market any drug products.

As of December 31, 2015, the Company had $692,480 cash on hand. These funds are expected to be sufficient to complete the ongoing Phase Ib clinical trial in Europe. However, in order to complete product development and marketing, the Company will need to attract sufficient additional capital. Even if the Company does find such financing, it may be on terms that are unfavorable or dilutive, to owners of the Company’s equity securities.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with two full-time employees, our CEO and COO, as of the date of this report. To conduct our clinical trials and commercialize our product candidates, we may need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our business plan relies significantly on the continued services of our CEO, Dr. Lawrence Helson, age 84. If we were to lose his services, including through death or disability, our ability to continue to execute our business plan would be materially impaired. While we have entered into an employment agreement with Dr. Helson, the agreement would not prevent him from terminating his employment with us. Dr. Helson has not indicated he intends to leave the Company, and we are not currently aware of any facts or circumstances that suggest he might leave us. In the event that Dr. Helson is unable to fulfill his duties for any reason, the Company has adopted a contingency plan setting forth a recommended plan for the governance and operations of the Company. See “Item 10. Directors, Executive Officers and Corporate Governance.”

We are devoting our efforts to a limited number of product candidates, and there is no assurance of product success.

The Company is an early stage biopharmaceutical company and, since its inception, has focused mainly on research and development. There can be no assurance that the Company will ever successfully develop liposomal curcumin, SPP4040, or any product whatsoever, or obtain FDA approval for any product.

Our liposomal curcumin formulation will require extensive additional development, including human studies, as well as regulatory approvals, before we can commercialize and market it. Our SPP4040 drug candidate will require extensive preclinical testing before we can begin human studies. We cannot predict if or when any of the product candidates we are developing will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential products, including the possibility that:

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

The Company’s liposomal curcumin development strategy depends on developing products based on intellectual property licensed from The University of Texas MD Anderson Cancer Center (“UTMDACC”.) The Company currently does not have sufficient resources to make payments, which it may be required to make to UTMDACC, nor can there be any assurance that the Company will be able to make such payments in the future.

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

There can be no assurance that the Company’s current arrangements with UTMDACC, Annie Bouchard, or any future arrangements will lead to the development of any products with any commercial potential, that the Company will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology development in connection with these arrangements or that the Company will be able to ensure the confidentiality of any proprietary rights and information developed with UTMDACC will prevent the public disclosure thereof. The Company is not aware of any litigation, threatened litigation, or challenge to intellectual property, however, once any patents are issued to the Company, we may be subject to future litigation.

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

The Company will rely initially on consultants and service organizations with prior experience working with the FDA to guide the product through the regulatory process. The Company has utilized Clinipace Inc. to assist the Company in pre-clinical and clinical matters. The process of obtaining regulatory approvals can be extremely costly and time-consuming, and there is no guarantee of success. If the Company does not receive approval of any of its IND applications, it will not be able to proceed with Phase Ib-II clinical testing, in the United States, but has completed an IND, and an EMA approved Phase Ib trial in Austria. In addition, clinical testing is not predictable. Even if the FDA approves an IND application, the Company cannot guarantee that the FDA will approve Phase III clinical results. The Company’s failure to obtain required regulatory approvals would have a material adverse effect on the Company’s business, financial condition and results of operations and could require the Company to curtail or cease its operations.

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

The Company has not encountered any material adverse effects in mice or rats with liposomal curcumin. However, studies in humans have been initiated by the Company and an acceptable dose level has been identified, with less than grade I erythroid (RBC) toxicity. Administering any product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further developments or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

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

The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the potential products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, under our license agreement with UTMDACC the university has certain rights to control product development and clinical programs for products developed under the collaborations. As a result, the university may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

Almost all of the Company’s competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. In addition, some of SignPath’s competitors may achieve product commercialization or patent protection earlier than SignPath achieves commercialization or patent protection, if at all.

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

We also anticipate that we will face increased competition in the future as new companies enter our target markets and scientific developments surrounding cancer therapies and drugs for treatment of heart arrhythmia conditions continue to accelerate. Competitors may develop more effective or more affordable products, or may achieve patent protection or commercialize products before us or our collaborators. In addition, the health care industry is characterized by rapid technological change. New product introductions, technological advancements, or changes in the standard of care for our target diseases could make some or all of our products obsolete.

The Company may be unable to defend or protect its intellectual property.

The Company intends to protect its intellectual property through patents and trademarks. The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product or process. As a result, the Company cannot predict which of its patent applications will result in the granting of patents or the timing of the granting of the patents. Additionally, virtually all of the Company’s competitors have significantly greater capital with which to pursue patent litigation. There can be no assurance that the Company would have the resources to defend its patents in the face of a lawsuit.

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

The Company may be exposed to future litigation by third parties based on claims that its patents, products or activities infringe on the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources, and could harm the Company’s reputation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following, any of which could have a material adverse effect on the Company or cause the Company to curtail or cease its operations:

●	Cease testing, developing, using and/or commercializing products that it may develop; or

●	Obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms.

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

Our strategy for developing and commercializing many of our potential product candidates, including products aimed at larger markets, includes entering into collaborations with research partners, licensors, licensees and others. These collaborations will provide us with research and development resources for potential products. These agreements also will give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not be successful. Currently, we have collaborative relationships with UTMDACC, and Annie Bouchard. See “Business – Intellectual Property”.

In addition, UTMDACC may develop products, either alone or with others, which compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If any collaborator breaches or terminates their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.

We may have disputes in the future with UTMDACC, including disputes concerning who owns the rights to any technology developed. These and other possible disagreements between us and our licensors could delay our ability and the ability of the universities to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

Curcumin was initially obtained from SAFC and subsequently from Sabinsa in Bangalore, India. We will rely exclusively and be dependent on certain third party source suppliers to supply pure synthetic curcumin for our product candidates. Liposomal curcumin is manufactured in Vienna, Austria by Polymun Scientific Immunbiologische Forschung GmbH. We have obtained initial quantities of liposomal curcumin from Sabinsa/Sami Labs, Bangalore, India. See “Business – Potential Commercialization of Liposomal Curcumin; and Raw Materials; Supplies.”

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

Certificate of Incorporation and By-laws. Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

●	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

●	effecting an acquisition that might complicate or preclude the takeover.

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

Preferred Stock as an anti-takeover device

We are authorized to issue an aggregate of 5,000,000 shares of preferred stock, $0.10 par value. As of March 1, 2016, there were, 3,256 shares of Series A Preferred Stock issued and outstanding convertible into approximately 3,832,312 shares of common stock, 2,146 shares of Series B Preferred Stock convertible into approximately 2,525,842 Shares of Common Stock, 5,000 shares of Series C Preferred stock convertible into 4,000,000 shares of Common Stock, and 2,359 shares of Series D Preferred Stock convertible into 1,179,500 shares of Common Stock. The preferred stock may be issued from time to time with such designation, voting and other rights, preferences and limitations as our Board of Directors may determine by resolution. Unless the nature of a particular transaction and applicable status require such approval, the Board of Directors has the authority to issue these shares without stockholder approval subject to approval of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company without any further action by our stockholders.

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

The Company registered 23,387,488 shares of common stock on behalf of various stockholders of the Company in a registration statement on Form S-1 (File No. 333-198110), which was declared effective by the SEC on March 1, 2015. Sales of a significant number of shares of common stock in the public market pursuant to a current prospectus could harm the market price of our common stock. All of the shares registered under the resale registration statement are free-trading upon resale by the stockholders. As additional shares of our common stock become available for resale if a public market develops, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock. In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or another national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held the year.

Investors may experience substantial dilution of their ownership in the future.

Pursuant to the Company’s Stock Option Plan, employees, directors and independent contractors may acquire up to an aggregate of 3,000,000 shares (as amended on September 4, 2015) of the Company’s common stock through the exercise of stock options that may be granted in the future of which 2,115,000 options are issued and outstanding. The Company’s stockholders will incur dilution upon exercise of such options. In addition, as of March 1, 2016, there were currently outstanding Class A, Class B, Class C and Class D warrants to purchase approximately 4,037,018, 2,525,842, 2,000,000 and 294,888 shares of common stock, respectively, and Series A, Series B, Series C and Series D Convertible Preferred Stock convertible into approximately 3,832,312, 2,525,842, 4,000,000 and 1,179,500 shares of Common Stock, respectively, plus placement agent warrants to purchase approximately 3,402,088 shares of common stock and vendor warrants to purchase 800,000 shares of Common Stock. The mere existence of these derivative securities may have a depressive effect on any market for our common stock which may develop.

In addition, if the Company raises additional funds by issuing additional stock in one or more additional financings, further dilution to stockholders will result, and new investors may have rights superior to existing stockholders.

The Company’s officers, directors and principal stockholders may be able to significantly influence matters requiring stockholder approval because they own a large percentage of the Company’s outstanding shares.

The Company’s founder, Bruce Meyers, who is the CEO of Meyers Associates, and Imtiaz Khan, Vice President of Meyers Associates, a FINRA member firm, Dr. Lawrence Helson, CEO of the Company, Dr. Arthur Bollon, Director, and Jack Levine beneficially own 4,914,664, 2,450,000, 2,310,000, 800,000 and 190,000 shares, respectively, an aggregate of 10,664,664 shares or approximately 41.5% of the 25,741,541 outstanding voting securities of the Company as of March 1, 2016. These stockholders will be able to exercise control over substantially all matters requiring approval by the Company’s stockholders, including the election of directors and the approval of significant corporate transactions, which includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of substantially all of the assets of the Company without the agreement of minority stockholders. This concentration of ownership may not be in the best interests of all of the Company’s stockholders. See “Item 12. Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters.”

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

2.Advertising Violations in violation of NASD Conduct Rule 2210 and FINRA Rule 2010, against Meyers and B. Meyers, in connection with the alleged omission of material information in solicitation material and misleading statements to prospective investors;

Rule 5122 Violation (FINRA Rules 5122 and 2010) against Meyers, in connection with an alleged failure to comply with the rules of a “member private offering” under FINRA Rule 5122 during the Company’s Series B Offering, as Meyers was a control entity because Meyers, B. Meyers, and Khan collectively owned more than 50% of the Company’s outstanding voting securities, including the alleged failure to timely file a private placement memorandum and other solicitation documents with FINRA.

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

7. Supervisory Review of Electronic Communications in violation of NASD Conduct Rules 3010 and 2110 and FINRA Rule 2010 against Meyers, for alleged failure to properly supervise and review Meyers’ electronic correspondence and Meyers not having adequate written supervisory procedures with respect to electronic communications.

8. Failure to Report Customer Complaints in violation of NASD Conduct Rules 3070 and 2110 and FINRA Rule 2010 against Meyers, in connection with Meyers’ alleged failure to report various customer complaints to FINRA.

9. Deficient Supervisory Control Procedures in violation of NASD Conduct Rule 3012 and FINRA Rule 2010 against Meyers, in connection with Meyers’ alleged failure to establish, maintain, and enforce reasonable written supervisory control policies and procedures regarding various aspects of the firm’s operations.

FINRA is seeking sanctions which may include a suspension and monetary sanctions under FINRA Rule 8310(a), an order that Meyers and the Principals bear the cost of proceedings under FINRA Rule 8330, as well as specific findings that Meyers willfully committed the alleged violations and violated Exchange Act Section 17, and Rule 17a-3, 17a-4, and 17a-5 thereunder. Meyers and the Principals have answered the Complaint and a hearing was held at which time they contested the enforcement action vigorously. However, if FINRA ultimately prevails in this action, of if Meyers or the Principals admit or concede any of FINRA’s allegations, it could have a material adverse effect on the Company, as the enforcement action could prevent Meyers from helping the Company raise additional funds from investors.

On April 8, 2015, FINRA filed a second complaint (the “Second Complaint”) against Meyers alleging, among other things, the violation of certain rules of FINRA, the NASD and Federal securities law involving Meyers’ failure to supervise the firm’s Chicago Branch Office and a broker, and its failure to establish and implement Anti-Money Laundering (“AML”) policies and procedures reasonably expected to detect and cause the reporting, if appropriate, of potentially suspicious activity relating to the manipulative trading of securities. FINRA is seeking sanctions which may include disgorgement and/or restitution. Meyers has answered the Second Complaint and a hearing was held at which time they contested the enforcement action vigorously.

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

As of March 21, 2016, there were outstanding: 14,203,887 shares of common stock; 3,256, 2,146, 5,000 and 2,359 shares of Series A, Series B, Series C and Series D Convertible Preferred Stock convertible into approximately 3,832,312, 2,525,842, 4,000,000 and 1,179,500 shares, respectively, of common stock; Class A, Class B, Class C and Class D common stock purchase warrants to purchase approximately 4,037,018, 2,525,842, 2,000,000 and 294,888 shares, respectively, of Common Stock, placement agent warrants to purchase approximately 3,402,088 shares of Common Stock, vendor warrants to purchase 800,000 shares of Common Stock, options to purchase an aggregate of 2,115,000 shares of Common Stock, or an aggregate of approximately 40,692,679 shares of Common Stock.

(b) Holders of Record

As of the date of this Report, there were approximately 60 different holders of record of our common stock, 35 different holders of Series D Preferred Stock, 16 different holders of Series C Preferred Stock, 27 different holders of Series B Preferred Stock, and 47 different holders of Series A Preferred Stock.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans. (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	1,715,000	$1.53	1,285,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,715,000		1,285,000

(1) Consists of our 2009 Employee Stock Incentive Plan, which authorized as of December 31, 2015, an aggregate of 3,000,000 options and/or shares of common stock.

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

Liquidity and Capital Resources

As of December 31, 2015 and 2014, the Company had $692,480 and $716,193, respectively, of cash on hand. The Company had positive working capital of $388,139 at December 31, 2015 compared to $268,194 as of December 31, 2014. SignPath had an accumulated deficit of $15,051,588 as of December 31, 2015.

During the year ended December 31, 2015, SignPath sold 2,039 units consisting of its securities at a price of $1,000 per Unit. The Units sold in 2015 consisted of Series D Convertible Preferred Stock Units. Each Unit consists of (i) one share of 6.5% Series D Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock, subject to adjustment,) and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share for at any time after issuance and prior to the seventh anniversary of the effective date of a registration statement including the underlying securities (the “Effective Date”). The Company received net proceeds of $1,470,438, this includes the reduction for $249,150 in subscription receivable which was received in January 2016, and stock offering costs of $319,487 related to such offerings paid to a related party, during the year ended December 31, 2015.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability. Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations. The Company’s current burn rate for salaries, research programs, patent filings, clinical trials, and professional fees averages about $130,000 per month. Thus, it is expected that the Company currently has sufficient cash on hand to operate through the next 5 months. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities decreased by $681,813 from ($2,175,964) for the year ended December 31, 2014 to ($1,494,151) for the year ended December 31, 2015. The $681,813 decrease is due to a decrease of $5,453 in prepaid expenses, and a decrease in accounts payable of $130,571. This overall decrease is primarily related to the Company’s conscious effort to lower R&D expenses and to focus its R&D expenditures on cancer and cardiac arrhythmia research.

The Company had net cash provided by financing activities of $1,470,438 during the year ended December 31, 2015, as a result of the $2,039,076 received in a Private Placement, reduced by $319,488 of offering costs, and a subscription receivable in the amount of $249,150 at year end compared to cash provided by financing activities for the year ended December 31, 2014 of $1,650,760, a decrease of $180,322 due to less offerings.

As a result of the foregoing, the Company’s cash decreased by $23,713 during the year ended December 31, 2015.

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

Results of Operations

Material Changes in Results of Operations

Year ended December 31, 2015, as compared with year ended December 31, 2014

Total operating expenses decreased by $1,095,347 to $1,646,778 for the year ended December 31, 2015 from $2,742,125 for the year ended December 31, 2014, primarily as a result of research and development decreasing to $754,268 for the year ended December 31, 2015 from $1,927,851 the year ended December 31, 2014, a decrease of $1,173,583. Lower R&D expenses are, in part, a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research and development. General and administrative increased by $135,509 to $208,514 in the 2015 period from $73,005 in the 2014 period. This was due to an increase of stock option expense of $14,285, and an increase of $87,327 in payroll taxes that were due to additional payroll incurred by a bonus to the CEO, and hiring a Chief Operating Officer for the year ended December 31, 2015, offset by a decrease in filing fees of $3,980. Professional fees decreased by $129,657 from $413,953 in the 2014 period to $284,296 in the 2015 period. This large decrease was due to stock issued to the CEO for the year ended December 31, 2014 for services rendered to the Company with no such issuance in the year ended December 31, 2015.

Research and Development fees for the year ended December 31, 2015, included payments to Cesar, ClinicPace, IPS Therapeutique, Nucro Technology, & Polymun for, $122,397, $41,503, $80,401, $114,973, and $110,209, respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $173,173 in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. The decrease in research and development expenses to $754,268 for the year ended December 31, 2015 from $1,927,851 for year ended December 31, 2014 is a result of drug development decreasing to $557,955 for the 2015 period as compared to $1,672,407 for the 2014 period, a decrease of $1,114,452. The decrease is a result of the Company focusing on cancer and cardiac arrhythmia clinical trials, and curtailing expenditures in all other areas. In addition to the decrease in drug development costs, costs relating to patents licensed from Johns Hopkins (which license was terminated by the Company in December 2014) decreased to $0 for the 2015 period from $116,966 for the 2014 period, legal fees related to research and development were $173,173 for the 2015 period compared to $128,934, an increase of $44,239, this increase is due to legal fee’s related to patent work on heart arrhythmia developments.

As a result of the foregoing, the Company had a net loss of $1,634,990 the year ended December 31, 2015 as compared to a net loss of $2,748,190 for the year ended December 31, 2014.

Plan of Operations

Manufacturing of GMP grade synthesized curcumin is continuing at Sami labs, in India. Over 4.3 kilograms of the active principle was sent to Dalton Pharma Services in Canada for analytical and continuing stability testing. Aliquots of curcumin are sent to Polymun Scientific in Austria to manufacture the formulated GMP grade liposomal curcumin product. The product is further analyzed for endotoxins in Gibraltar Labs in New Jersey, and for release kinetics at Northern Lipids in Canada. The final product has been used in 45 human normal subjects in a Phase Ia ascending dose trial in Austria. Based upon these data, a Phase Ib ascending dose clinical trial is ongoing in Austria: accruing as of February 19, 2016 26 cancer patients who progressed on standard of care therapy. The purpose of this study is to ascertain side effects and appropriate dosing levels of liposomal curcumin.

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

The Company’s proprietary anti-arrhythmia drug candidate, SPP4040, has been shown to prevent drug induced cardiac arrhythmias in animal models. The Company is conducting further research and development relating to controlling cardiac arrhythmia side effects for a broad range of drugs. To date, a lead compound (SPP4040) has been identified, and work is under way to generate the pre-clinical data necessary to initiate clinical trials with this compound.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the few air values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including preferred stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

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

Following FASB’s guidelines, the Company elects to use the Black-Sholes option-pricing model when to estimate the grant-date fair value of its stock, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting period. For the years ended December 31, 2015 and 2014, stock-based compensation expense associated with stock options totaled $204,885 and $217,444, respectively.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of the Independent Registered Public Accounting Firm and the Financial Statements and Notes to Financial Statements appear following Item 14 of this Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2015. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is also a brief description of the relevant business and/or scientific experience and background of each person named below.

Officers, Directors and Other Key Staff

Our current officers, directors, and other key advisors to the Company consist of:

Name	Age	Position

Lawrence Helson, BSci, BMed, M.Sci, MD	84	Chief Executive Officer, Chief Financial Officer, Director, and President

Kai Larson, JD	51	Vice President of Corporate Development, Chief Operating Officer and Secretary

Arthur P. Bollon, Ph.D.	73	Director

Jack Levine, CPA	65	Director

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

Kai Larson

Kai Larson has served as Vice President of Corporate Development, Chief Operating Officer and Secretary of the Company since May 1, 2015. Mr. Larson has over two decades of experience, including 13 years as General Counsel of a publicly traded company. He is experienced with licensing transactions, SEC reporting, FDA laws and regulations, clinical trial support, marketing compliance, intellectual property and patents, drug development, manufacturing, commercial contracts and regulatory interactions.

Prior to joining the Company, from 2009 through 2015, Mr. Larson was Vice President, Associate General Counsel of The Sun Products Corporation, a major consumer products company, where he focused on commercial contracts, regulatory compliance, government interactions and patents. Prior thereto, from 2008, he was an attorney in the Life Sciences Group of Axiom Legal and in private practice with RxTech Law, LLC. From 2004-2008, Mr. Larson was Vice President, General Counsel and Secretary of Tapestry Pharmaceuticals, a publicly traded biotech company focused on oncology and genetic diseases. From 1994 - 2006 he was employed by Napro Biotherapeutics, last serving as Vice President, General Counsel and Secretary for a biotech company focused on small molecule oncology drugs. Mr. Larson received his J.D. from Columbia University School of Law in 1992 and his B.A. in Chinese from Brigham Young University in 1989.

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

Mr. Levine has been a licensed CPA in Florida since 1983. He has been a Committee member of the State of Florida – Florida Bar since 1993 and a Board Member of the Southeast Region of the American Friends of Bar-Ilan University since 2002.

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

Contingency Plan

In the event that Dr. Helson, our current CEO, is unable to fulfill his duties due to a short-term, long-term, or permanent absence, the Company has adopted a contingency plan setting forth a recommended plan for the governance of the Company. Under the terms of the contingency plan, Dr. George Shopp, a consultant for the Company is expected to supervise our preclinical science, and Dr. Peter Sordillo, also a consultant, is expected to supervise our clinical issues, trials and related matters. Drs. Shopp and Sordillo are expected to enter into employment agreements with the Company under their current positions, and Kai Larson would become interim CEO if Dr. Helson is unable to perform his duties.

ITEM 11. EXECUTIVE COMPENSATION

Dr. Lawrence Helson

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

Dr. Helson may terminate the agreement upon 30 days’ prior written notice. If the Company terminates without Cause (as defined) or Dr. Helson terminates for Good Reason (as defined) or a Disability, the Company shall pay Dr. Helson in addition to all accrued compensation, a severance payment equal to two times Dr. Helson’s then current base salary. The Company shall also pay the severance payment in the event it fails to notify Dr. Helson of its intentions to continue employment past the expiration date no less than 90 days prior to the expiration date, or if they fail to reach an agreement on a new employment agreement prior to the expiration date. The severance payment shall be paid 25% upon termination and the balance in five equal monthly installments commencing one month after termination. Dr. Helson’s employment agreement provides for a non-compete for one year following termination of employment with any business primarily involved in the development, marketing and licensing that is in competition with the Company’s products or the Company was in the process of developing at termination.

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

Kai Larson

On May 1, 2015, the Company entered into a three (3)-year employment agreement with Kai Larson to serve as Vice President of Corporate Development, Chief Operating Officer and Secretary of the Company. Mr. Larson agreed to devote substantially all of his business time to the affairs of the Company. The agreement provides for Mr. Larson to be compensated at the rate of $200,000 per annum, provided, however, $150,000 of the salary is deferred unless and until the Company raises an aggregate of $10,000,000 through either equity or debt financing or licensing revenue after the date of his agreement. Mr. Larson received options to purchase 750,000 shares of common stock exercisable at $2.00 per share. The options vest in equal monthly installments over a 72-month period from the date of grant, provided Mr. Larson remains employed by the Company. Mr. Larson is eligible for a bonus, in cash or securities, at the discretion of the Board of Directors. Mr. Larson agreed to a one-year non-compete upon termination of employment so long as he is receiving severance pay.

Name and Principal Position	Year	Salary ($)		Bonus($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Lawrence Helson	2015	$250,000	(1)	$-		$-	$-		$-	$-		$250,000
President and Chief Executive Officer	2014	200,000	(2)	30,000	(2)	-	162,580	(3)	-	20,300	(4)	412,880

Kai Larson, Vice President Corporate Development and Chief Operating Officer	2015	33,333	(5)	-		-	831,249	(6)	-	-		864,582

(1) Under Dr. Helson’s employment contract he received a base salary of $204,000 per annum, of which he received $200,000 in 2014 and $250,000 in 2015.

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

(5) Under Mr. Larson’s employment contract, he is entitled to $200,000 per annum, however, $150,000 of his salary is deferred, unless and until the Company raises an aggregate of $10,000,000 through equity or debt financing or licensing revenue after May 1, 2015.

(6) Pursuant to Mr. Larson’s employment contract, he received options to purchase 750,000 shares of Common Stock exercisable at $2.00 per share. The options vest in equal monthly installments over a 72-month period from the date of grant, provided Mr. Larson remains employed by the Company. The Company valued the options using the Black-Scholes option pricing model totaling $831,249 under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 105% volatility, 1.50% risk fee rate.

Directors’ Compensation

Members of the Board of Directors are reimbursed for reasonable expenses incurred in connection with travel to attend board meetings. In addition, members of the Board of Directors are compensated for their service with annual grants of options to purchase 30,000 shares of Common Stock each. On March 21, 2016, 50,000 options were granted to each of Jack Levine and Arthur Bollon, which will vest in quarterly increments during 2016. No cash compensation has been paid to directors. See “2009 Employee Stock Incentive Plan” below.

Jack Levine received 40,000 restricted shares of Common Stock on January 1, 2015, in consideration of consulting and accounting services as Chairman of the Company’s Audit Committee during 2014, and another 40,000 restricted shares of Common Stock on March 21, 2016 in consideration of consulting and accounting services as Chairman of the Company’s Audit Committee during 2015. He will be reimbursed for reasonable expenses incurred, however will not receive any other cash compensation.

2009 Employee Stock Incentive Plan

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Option Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 and last amended on September 4, 2015 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, authorizes the issuance of a maximum of 3,000,000 shares of our common stock, which may be authorized and unissued shares or treasury shares. Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. An aggregate of 560,000 options have been granted under the 2009 Plan to independent directors of the Company, 400,000 options to the Company’s CEO, 750,000 options to the Company’s COO, 30,000 options to the Company’s outside law firm, and 75,000 options to members of the Scientific Advisory Board, or an aggregate of 1,815,000 options, as of March 21, 2016. See “Directors’ Compensation” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock and convertible preferred stock (“Voting Stock”) as of March 31, 2016 by (i) each person which is known by the Company to beneficially own more than 5% of the Company’s common stock, (ii) by each of the Company’s directors, (iii) by each executive officer of the Company, and (iv) by all executive officers and directors as a group.

The address of each of the persons listed below, unless otherwise noted, is c/o SignPath Pharma Inc., 3477 Corporate Parkway, Suite 100, Center Valley, PA 18034.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Common Stock and Preferred Stock Beneficially Owned (2)
Dr. Lawrence Helson	2,810,000	(3)	10.7%
Kai Larson	750,000	(4)	2.8%
Dr. Arthur Bollon	980,000	(5)	3.8%
Jack Levine	510,000	(5)(6)	2.0%
Bruce Meyers (7)	5,263,885	(8)	21.3%
Imtiaz Kahn (7) (9)	2,450,000		9.8%
All Executive Officers and Directors as a Group (4 persons)	5,050,000		18.4%

(1) Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion privileges or other rights. As of March 30, 2016, there were 14,203,887 shares of our common stock issued and outstanding. As of that date: (i) 3,000,000 shares of common stock were authorized for issuance under our 2009 Option Plan of which 2,115,000 options had been granted; (ii) approximately 3,832,312 shares of our common stock were reserved for issuance pursuant to conversion of Series A Preferred Stock; (iii) approximately 4,037,018 shares were reserved for issuance pursuant to exercise of Class A Warrants to purchase common stock; (iv) 368,894 shares of our common stock were reserved for issuance pursuant to the issuance of shares in payment of liquidated damages concerning registration rights; (v) 2,525,842 shares of Common Stock were reserved for issuance pursuant to conversion of Series B Preferred Stock; (vi) 2,525,842 shares of Common Stock were reserved for issuance pursuant to exercise of Class B Warrants; (vii) 4,000,000 shares of Common Stock were reserved for issuance pursuant to conversion of Series C Preferred Stock; (viii) 2,000,000 shares of Common Stock were reserved for issuance pursuant to exercise of Class C Warrants; (ix) 1,179,500 shares of Common Stock were reserved for issuance pursuant to conversion of outstanding shares of Series D Preferred Stock; (x) 294,888 shares of Common Stock were reserved for issuance pursuant to exercise of Class D Warrants; (xi) there were Placement Agent Warrants to purchase approximately 3,402,088 shares of common stock pursuant to the Units sold in the 2008 - 2015 Private Placements; and (xii) 800,000 shares issuable upon exercise of vendor warrants granted in 2013 and 2014.

(2) As of March 30, 2016 based on an aggregate of 25,741,541 voting shares, consisting of 14,163,887 shares of Common Stock, 3,832,312 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 2,525,842 shares of Common Stock issuable upon conversion of Series B Preferred Stock, 4,000,000 shares of common stock issuable upon conversion of Series C Preferred Stock, and 1,179,500 shares of Common Stock issuable upon conversion of Series D Preferred Stock.

(3) Dr. Helson disclaims beneficial ownership of an aggregate of 90,000 shares of Common Stock gifted for estate planning purposes. Includes options to purchase 200,000 shares of Common Stock granted on February 20, 2013, in lieu of $104,000 of accrued compensation for 2012, and options to purchase 200,000 shares of Common Stock granted on May 1, 2014, and options to purchase, 100,000 shares of common stock granted to Dr. Lawrence Helson on March 21, 2016, exercisable at $2.00 per share for ten (10) years, but does not include options to purchase an additional 200,000 shares which will vest in two (2) equal installments only upon satisfaction of certain performance milestones.

(4) Includes incentive stock options to purchase 300,000 shares at $2.00 per share and non-qualified stock options to purchase 450,000 shares of common stock at $2.00 per share, which expire on September 4, 2025. All of these options shall vest in equal monthly installments for 72 months commencing on May 1, 2015, when the options were granted by the board of Directors.

(5) Includes options to purchase 180,000 shares of Common Stock issuable from $0.85 - $2.00 per share. Does not include options to purchase 50,000 shares of common stock granted on March 21, 2016, which will vest in quarterly increments during 2016.

(6) Includes options to purchase 100,000 shares of common stock issuable at $0.85 per share upon his joining the board of directors in July 2010 are currently exercisable.

(7) The address of each of these persons is 45 Broadway, 2nd Fl., New York, NY 10006.

(8) Bruce Meyers is the General Partner of Meyers Investments Family Limited Partnership and has the power to vote and dispose of the shares, consisting of: 4,565,490 shares of common stock, 349,175 shares issuable upon conversion of 296.665 shares of Series A Preferred Stock and 349,220 shares issuable upon exercise of Class A Warrants. Does not include 2,747,685 shares of common stock issuable upon exercise of Placement Agent Warrants held by Meyers Investments Family Limited Partnership and Meyers Associates under blocking amendments pursuant to which the holder must give at least 61 days prior notice to the Company prior to any exercise if the holder would beneficially own in excess of either 4.99% or 9.99% of the outstanding common stock of the Company.

(9) Mr. Khan is Vice President of Meyers Associates L.P. and owns 1% of Meyers Securities Corp., the parent of Meyers Associates L.P., the Company’s placement agent. Consists of shares of common stock held by Mr. Khan personally.

Unless otherwise indicated in the foregoing table (or the footnotes thereto), the persons named in the table have sole voting and dispositive power with respect to the shares of the Company’s common stock and/or options owned by such person, subject to community property laws where applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As described elsewhere in this Report, the Company, Meyers Securities Corp. and Meyers Associates LP, the placement agent for its preferred stock offerings, have numerous relationships and related transactions. Mr. Bruce Meyers, the Principal and Chief Executive Officer of Meyers Securities Corp. and Meyers Associates LP, is a founder of the Company. Mr. Meyers, as a principal stockholder of the Company’s common stock, has influence in the affairs and operations of the Company which may present a conflict of interest between the Company and the Placement Agent.

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

During the period from October 31, 2014 to December 31, 2014, the Company sold an aggregate of 320 Units of Series D Preferred Stock at $1,000 per Unit, to four (4) different investors for aggregate proceeds of $320,000. Meyers Associates L.P. received aggregate sales commissions of 10% ($32,000) of the gross proceeds of the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the offering and a Unit Purchase Option (subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the offering.

From January 1, 2015 through December 31, 2015, the Company sold an additional 2,039.076 Units of Series D Preferred Stock at $1,000 per Unit, to 31 different investors for aggregate proceeds of $1,470,438 net of stock offering costs of $319,487, and a subscription receivable of $249,150, which was received in January 2016. Meyers Associates L.P. received sales commissions of 10% ($203,908) of the gross proceeds of the sale of Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Offering and received a Unit Purchase Option (subsequently transferred to Meyers Investments Family Limited Partnership) to purchase 20% of the shares sold in the Offering.

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

On January 1, 2015, the Board of Directors authorized 40,000 restricted shares of Common Stock to Jack Levine, in consideration of 2014 consulting and accounting services as chairman of the Company’s Audit Committee.

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

On May 1, 2015, the Company entered into an employment agreement with Mr. Kai Larson and appointed him as Vice President of Corporate Development, Chief Operating Officer, and Secretary. Mr. Larson will have a salary of $200,000 per year, $150,000 of which is deferred until such time that the Company raises an aggregate of $10 million through either debt or equity financing, or licensing revenues.

On May 1, 2015, the Company issued 750,000 stock options to Kai Larson, Vice President of Corporate Development and Chief Operating Officer, as part of the Company’s incentive stock option plan. These options will vest in equal monthly installments for 72 months, or six years, and will be fully vested April 2021.

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

On April 8, 2015, FINRA filed a second complaint (the “Second Complaint”) against Meyers alleging, among other things, the violation of certain rules of FINRA, the NASD and Federal securities law involving Meyers’ failure to supervise the firm’s Chicago Branch Office and a broker, and its failure to establish and implement Anti-Money Laundering (“AML”) policies and procedures reasonably expected to detect and cause the reporting, if appropriate, of potentially suspicious activity relating to the manipulative trading of securities. FINRA is seeking sanctions which may include disgorgement and/or restitution. Meyers has answered the Second Complaint and a hearing was held at which time they contested the enforcement action vigorously.

On March 21, 2016, the Board of Directors authorized options to purchase 50,000 shares of common stock to each of Jack Levine and Arthur Bollon, independent directors for 2016 compensation, exercisable at $2.00 per share for ten (10) years.

The Board also authorized the grant of options to purchase 300,000 shares of common stock to Dr. Lawrence Helson, exercisable at $2.00 per share for ten (10) years, 100,000 shares have fully vested and the remaining 200,000 shares will vest in two (2) equal installments upon satisfaction of certain performance milestones.

On March 21, 2016, the Board of Directors authorized 40,000 shares of common stock to Jack Levine, in consideration of 2015 consulting and accounting services as Chairman of the Company’s Audit Committee.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

As of the date of this Report, we have determined that Dr. Arthur Bollon and Jack Levine, two of our three directors, are non-officer independent members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During Fiscal 2014, M&K CPAS, PLLC (“M&K”) served as our independent auditors. However, the Company terminated the services of M&K on January 29, 2015 and engaged Friedman LLP (“Friedman”) as the Company’s independent auditors on February 11, 2015. Friedman performed the audit of the Company’s consolidated financial statements for Fiscal 2014 and 2015and issued the audit report in this Annual Report.

The following table presents: (1) fees for professional audit services rendered by Friedman for the audit of our annual financial statements and for other services for the year ended December 31, 2015; (2) fees for professional services rendered by M&K for the year ended December 31, 2014; and (3) fees for professional audit services rendered by Friedman for the audit of our annual financial statements and for other services for the year ended December 31, 2014.

	2015	2014	2014
	(Friedman)	(Friedman)	(M&K)
Audit Fees	$35,000	$20,000	$28,500
Audit Related Fees	-0-	-0-	-0-
Tax Fees	-0-	-0-	-0-
All Other Fees	-0-	-0-	-0-
Total	$35,000	$20,000	$28,500

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

All Other Fees: The aggregate fees, including expenses, billed for all other services, not described above, rendered to the Company by M&K and Friedman during Fiscal year 2014 and by Friedman during 2015 were zero.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SignPath Pharma, Inc.

We have audited the accompanying balance sheets of SignPath Pharma, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SignPath Pharma, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

Marlton, New Jersey

April 8, 2016

SIGNPATH PHARMA, INC.

Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS

Cash	$692,480	$716,193
Prepaid expenses	5,453	-

Total current assets	697,933	716,193

TOTAL ASSETS	$697,933	$716,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$309,795	$447,999

Total current liabilities	309,795	447,999

Commitments & contingencies

STOCKHOLDERS’ EQUITY

Convertible Preferred Stock, 5,000,000 shares authorized, $0.10 par value
Series A; 5,000 shares authorized 3,256 shares issued and outstanding, respectively	326	326
Series B; 3,000 shares authorized 2,146 shares issued and outstanding, respectively	215	215
Series C; 6,000 shares authorized 5,001 and 5,001 shares issued and outstanding, respectively	500	500
Series D; 6,000 shares authorized 2,359 and 320 shares issued and outstanding, respectively	236	32
Common stock; $0.001 par value, 50,000,000 shares authorized; 14,163,887 and 14,123,887 shares issued and outstanding, respectively	14,164	14,124
Accrued dividends	1,729,741	969,230
Subscription receivable	(249,150)	-
Additional paid-in capital	13,943,694	12,700,365
Accumulated deficit	(15,051,588)	(13,416,598)

Total stockholders’ equity	388,138	268,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,933	$716,193

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2015	2014
REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	208,514	73,005
Professional fees	284,296	413,953
Research and development	754,268	1,927,851
Salaries and wages	399,700	327,316

Total Operating Expenses	(1,646,778)	(2,742,125)

OPERATING LOSS	(1,646,778)	(2,742,125)

OTHER INCOME (EXPENSE)

Other Income	23,642	-
Foreign currency loss	(11,924)	(6,671)
Interest income	70	606

Total Other Income (Expense)	11,788	(6,065)

NET LOSS BEFORE INCOME TAXES	(1,634,990)	(2,748,190)
Provision for income taxes	-	-

NET LOSS	$(1,634,990)	$(2,748,190)

PREFERRED STOCK DIVIDEND	(760,512)	(640,673)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,395,502)	$(3,388,863)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,163,887	13,505,925

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Statements of Stockholders’ Equity (Deficit)

							Additional		Total Stockholders’
	Preferred Stock		Common Stock		Accrued	Subscription	Paid-In	Deficit	Equity
	Shares	Amount	Shares	Amount	Dividends	Receivable	Capital	Accumulated	(Deficit)

Balance, December 31, 2013	8,782	$879	12,877,500	$12,879	$1,353,961	$-	$10,120,454	$(10,668,408)	$819,765

Preferred stock and warrants issued for cash, net of $289,240 offering costs	1,941	194	-	-	-	-	1,650,567	-	1,650,760

Amortization of options issued for services	-	-	-	-	-	-	217,444	-	217,444

Modification of warrants	-	-	-	-	-	-	13,132	-	13,132

Warrants issued for services	-	-	-	-	-	-	281,283	-	281,283

Common Stock issued for services	-	-	40,000	40	-	-	33,960	-	34,000

Common Stock issued payment of preferred stock dividends	-	-	1,206,387	1,206	(1,025,404)	-	1,024,198	-	-

Preferred dividend accrued	-	-	-	-	640,673	-	(640,673)	-	-

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(2,748,190)	(2,748,190)

Balance, December 31, 2014	10,723	$1,073	14,123,887	$14,124	$969,230	$-	$12,700,365	$(13,416,598)	$268,194

Preferred stock and warrants issued for cash, net of $319,487 offering costs	2,040	204	-	-	-	(249,150)	1,719,385	-	1,470,439

Amortization of options issued for services	-	-	-	-	-	-	204,885	-	204,885

Modification of warrants	-	-	-	-	-	-	29,610	-	29,610

Common Stock issued for services	-	-	40,000	40	-	-	49,960	-	50,000

Preferred dividend accrued	-	-	-	-	760,511	-	(760,511)	-	-

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(1,634,990)	(1,634,990)

Balance, December 31, 2015	12,763	1,277	14,163,887	14,164	1,729,741	(249,150)	13,943,694	(15,051,588)	388,138

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Condensed Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(1,634,990)	$(2,748,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	34,000
Stock options compensation	204,885	217,444
Stock issued for compensation	16,000	-
Warrants issued for services	-	281,283
Loss on equity modification	29,610	13,132
Changes in operating assets and liabilities
Change in prepaid expenses	(5,453)	-
Accounts payable and accrued expenses	(104,204)	26,367
Net Cash Used in Operating Activities	(1,494,151)	(2,175,964)

FINANCING ACTIVITIES
Preferred stock issued for cash, net of stock offering costs	1,470,439	1,650,760
Net Cash Provided by Financing Activities	1,470,439	1,650,760

NET INCREASE (DECREASE) IN CASH	(23,713)	(525,204)
CASH AT BEGINNING OF PERIOD	716,193	1,241,397

CASH AT END OF PERIOD	$692,480	$716,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
NON CASH FINANCING ACTIVITIES:
Common stock issued for dividends	$-	$1,025,404
Issuance of shares for accrued fees	$34,000	$-
Preferred dividend accrual	$760,512	$640,673

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

The accompanying audited financial statements have been prepared by the Company with an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2015, and for all periods presented herein, have been made.

Description of Business

Throughout this report, the terms “we,” “us,” “our,” “registrant,” “Company” refer to SignPath Pharma Inc.

Business

SignPath Pharma, Inc. (the “Company”) is a clinical stage biotechnology company founded in May 2006 to develop synthesized proprietary formulations of curcumin, a naturally occurring compound found in the root of the Curcuma longa Linn (turmeric) plant, for applications in human diseases Good Manufacturing Practice (GMP) synthesis renders the curcumin active pharmaceutical ingredient (API) 99.2% pure. The Company is a publicly held non-traded Delaware corporation.

During the years ended December 31, 2015 and 2014, the Company expended $754,268 and $1,927,851 respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the year ended December 31, 2015, the Company recognized sales revenue of $-0- and incurred a net loss of $1,634,990. As of December 31, 2015, the Company had an accumulated deficit of $15,051,588. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of December 31, 2015 or December 31, 2014.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $442,480 and $437,081 cash balances in excess of federally insured limits at December 31, 2015 and 2014, respectively.

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

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Research and Development Costs

The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $754,268 and $1,927,851 during the years ended December 31, 2015 and 2014, respectively.

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

For the years ended December 31, 2015 and 2014, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 26,313,289 and 23,922,480 at December 31, 2015 and 2014, respectively.

NOTE 4 – ACCRUED LIABILITIES

The Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in fiscal years 2008 and 2009, the Company was required to file a registration statement by January 27, 2009. The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date. During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC. Each holder is entitled to $47.32 per share owned. During the year ended December 31, 2009, the Company accrued $85,738 in the accompanying balance sheet related to this liability. The balance of the liability was $85,738 as of December 31,2015 and 2014, which will be satisfied by the issuance of common stock.

NOTE 5 – PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock, $.10 par value, of which, as of December 31, 2015, an aggregate of 12,762 shares were issued and outstanding consisting of (i) 5,000 shares of Series A Convertible Preferred Stock authorized and 3,256 shares issued and outstanding, (ii) 3,000 shares of Series B Convertible Preferred Stock authorized and 2,146 shares were issued and outstanding, (iii) 6,000 shares of Series C Convertible Preferred Stock authorized and 5,001 shares were issued and outstanding, and (iv) 6,000 shares of Series D Convertible Preferred Stock are authorized, 2,359 of which were issued and outstanding.

Series A Convertible Preferred Stock

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

Each share of Series A Preferred Stock is convertible at $.85 per share into an aggregate of 1,177 shares of common stock, with each share of Series B Preferred Stock accruing an annual dividend of 6.5% or $65 per share payable annually in cash or shares of common stock at the option of the Company, unless earlier converted or redeemed. The Series A Preferred Stock votes on an as converted basis with the Common Stock and Series A Preferred Stock having one vote for each share issuable upon conversion of the Series B Preferred Stock.

Series B Convertible Preferred Stock

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

Series C Convertible Preferred Stock

The dividend rate of 6.5% per annum and the terms of the dividends are the same as Series A and B Preferred Stock. The Conversion Rate is 800 shares of Common Stock (at $1.25 per share) for each $1,000 stated value of Series C Preferred Stock and may be converted into Common Stock by the Company following the effectiveness of a registration statement if the Company’s Common Stock trades above 300% of the Conversion Rate for 10 consecutive trading days. The Series C Preferred Stock ranks on parity with the Series B Preferred Stock and junior to the Series A Preferred Stock on sale or liquidation of the Company. The Series C Preferred Stock votes on an as converted basis with the Common Stock and Series A and B Preferred Stock having one vote for each share issuable upon conversion of the Series C Preferred Stock.

Series D Convertible Preferred Stock

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

For the year ended December 31, 2014 the Company issued 1,620 Units of Series C Convertible Preferred Stock and 320 Units of Series D Convertible Preferred Stock. Gross proceeds received for these shares were $1,940,000 offset by stock offering costs of $289,240 issued to the placement agent, a related party. (See note 9).

For the year ended December 31, 2015 the Company issued 2,039 shares of Series D Preferred Stock. Gross proceeds received for these shares was $2,039,076 offset by stock offering costs of $319,487 issued to the placement agent, a related party. (See note 9).

NOTE 6 – COMMON STOCK

On January 1, 2015, the Company granted 40,000 shares of common stock to Jack Levine, Audit Committee Chair, for services rendered during 2014. These shares were issued at a fair value of $1.25 per share. The stock payable amount recorded year ended December 31, 2014 was valued at a stock price of $0.85. The excess of the fair value of the shares over the amount accrued at December 31, 2014 was recognized as compensation expense during the year ended December 31, 2015. For the year ended December 31, 2015, $16,000 was recognized as salaries and wages.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

A summary of the status of the Company’s warrants as of December 31, 2015 and 2014 are presented below:

		Weighted Average	Weighted Average	Remaining
	Number of	Exercise	Grant Date	Term
	Warrants	Price	Fair Value	(years)
Outstanding as of December 31, 2013	13,018,764	1.07	0.85	4.88
Granted	2,071,011	1.40	0.85	4.88
Cancelled/Expired	(2,539,713)	(1.27)		-
Outstanding as of December 31, 2014	12,550,062	1.25	0.85	4.60
Granted	3,135,373	1.47	1.25	7.00
Cancelled/Expired	(2,625,601)	(1.29)		-
Outstanding as of December 31, 2015	13,059,834	1.32	1.13	4.09

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

On May 28, 2014, the Company voided 1,537,840 placement warrants which were replaced by 1,484,851 placement agent warrants with an exercise price of $1.25 which will expire on the fifth anniversary of the effective date of the registration statement. The Company modified the terms of the warrants from $0.85 exercise price to $1.25. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $0.85 stock price, $1.25 exercise price, 7 5 years to maturity, 117.07% volatility, 2.01% risk free rate. As a result of the modification the value of the replacement placement warrants was less than the valuation of the original warrants, therefore the Company did not recognize a gain on equity modification.

During the year ended December 31, 2015, the Company issued 254,887 Class D warrants. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $3.00 exercise price, 7 years to maturity, 135% - 168.60% volatility, and 1.49% - 2.02% risk free rate.

During the year ended December 31, 2015, the Company voided and replaced 2,621,851 placement agent warrants that were issued to a related party. Of those warrants, 40,000 had an exercise price of $2.00 and 2,581,851 had an exercise price of $1.25, which will expire on the seventh anniversary of the effective date of a registration statement concerning the underlying common stock. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $1.25 and $2.00 exercise price, 7 years to maturity, 144.70% volatility, 1.62% risk free rate. As a result of the modification, the Company recognized a loss on warrant modification of $29,610.

On December 15, 2015, the Company voided and replaced 3,750 Class D Warrants. Those warrants had an exercise price of $1.25 which will expire on the seventh anniversary of the effective date of a registration statement concerning the underlying common stock. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, $3.00 exercise price, 7 years to maturity, 159.75% volatility, 2.06% risk free rate. As a result of the modification the value of the replacement placement warrants was less than the valuation of the original warrants, therefore the Company did not recognize a gain on equity modification.

For the year ended December 31, 2015 the Company has issued a total of 254,885 Placement Agent warrants, of those 214,407 were related to stock offering costs issued to a related party. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability was booked related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model under the following assumptions: $1.25 stock price, exercise price from $2-$3, 7 years to maturity, 159.46%-168.60% volatility, and 1.88% -2.02% risk free rate.

Options

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan”) was adapted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, currently authorizes the issuance of a maximum of 3,000,000 (as of January 1, 2016) shares of our common stock, which may be authorized and unissued shares or treasury shares. Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of December 31, 2015, an aggregate of 1,715,000 options were outstanding, as follows:

		Weighted Average	Weighted Average	Expiration
	Number of	Exercise	Grant Date	Date
	Options	Price	Fair Value	(yrs)
Outstanding as of December 31, 2013	570,000	$0.93	$0.85	4.56
Granted	285,000	1.32	0.85	5.06
Cancelled/Expired	-	-	-	-
Outstanding as of December 31, 2014	855,000	$1.06	$0.85	3.84
Granted	860,000	2.00	1.12	9.65
Cancelled/Expired	-	-	-	-
Outstanding as of December 31, 2015	1,715,000	$1.53	$0.98	4.18

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

During the year ended December 31, 2014, the Company issued 225,000 options to its CEO and a member of its Scientific Advisory Board under the 2009 plan. The options have an exercise price of $1.25 to $2.00 per share and have a life of five years. The options vest immediately on grant date. The Company valued these options using the Black-Scholes option pricing model totaling $179,232 under the following assumptions: $0.85 stock price, $1.25 to $2.00 exercise price, 5 years to maturity, 286.96% to 415.87% volatility, 1.66% to 1.92% risk free rate.

During the year ended December 31, 2015, the Company issued an aggregate 60,000 options to two members of its board of directors and under the 2009 plan for compensation during 2015. The options have an exercise price of $1.25 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $71,785 under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 188% volatility, 1.37% risk free rate.

During the year ended December 31, 2015, the Company issued 800,000 options to its Chief Operating Officer, and two members of the Scientific Advisory Board under the 2009 plan. The options have an exercise price of $1.25 to $2.00 per share and have a life from five to six years. The Company valued these options using the Black-Scholes option pricing model totaling $888,411 under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 to 10 years to maturity, 105% to 162 % volatility, 1.47% to 1.50% risk free rate.

For the years ended December 31, 2015 and 2014, stock-based compensation expense associated with stock options totaled $204,885 and $217,444, respectively. At December 31, 2015, related to stock-based compensation, there is an unamortized balance of $760,324 to be amortized at a rate of $71,400 per year for the next 6 years.

NOTE 8 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2015 and 2014 respectively since the Company incurred net taxable losses which have a full valuation allowance through December 31, 2015.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $11,740,754. The total valuation allowance is equal to the total deferred tax asset. The valuation allowance increased by $631,906 from $3,966,988 to $4,598,894 for the year ended December 31, 2015.

The tax effects of significant items comprising the Company’s net deferred taxes as of December 31, 2015 and 2014 were as follows:

	2015	2014
Cumulative NOL	$11,790,754	$10,171,765
Deferred Tax assets:
Net operating loss carry forwards	4,598,894	3,966,988
Valuation allowance	(4,598,894)	(3,966,988)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Income tax benefit at U. S. federal statutory rates:	$(637,646)	$(1,071,794)
Stock-based compensation	6,240	-
Derivative liability	-	-
Modification of warrants	-	5,121
Change in valuation allowance	631,906	1,066,673
	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

SignPath previously had a License Agreement with Johns Hopkins University that the Company terminated in December 2014. As part of the termination, the Company paid JHU $20,000.

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

On December 23, 2015, the Company entered into an agreement with Annie Bouchard, a co-inventor of the SPP4040 drug candidate under development. In the Agreement, Ms. Bouchard agreed to assign all patent rights relating to cardiac arrhythmia mitigation drugs to SignPath and continue collaborations with SignPath regarding future development of cardiac arrhythmia therapies. In return, Ms. Bouchard is entitled to one third of any future profits earned from these cardiac arrhythmia therapies.

NOTE 10 – RELATED PARTY

Meyers Securities Corp. and Meyers Associates LP, the placement agent for its preferred stock offerings, have numerous relationships and related transactions. Meyers Associates LP receives a 10% sales commission of the gross proceeds from the sale of all Proffered Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Offering and warrants to purchase 20% of the Securities sold in the Offering.

For the year ended December 31, 2015 and 2014, Meyers Associates LP received total commissions in the amount of $319,487, and $289,240, respectively, and were issued 254,884 and 443,800 in Placement Agent warrants for the year ended December 31, 2015 and 2014, respectively.

For the year ended December 31, 2015 the Company had a payable due to Dr. Larry Helson related to Medicare coverage for the time he has been employed by the Company. The total amount due is $30,000 to be paid out at a rate of $2,900 per annum.

NOTE 11 – SUBSEQUENT EVENTS

On March 8, 2016, the Company amended its Certificate of Incorporation to authorize the creation of 6,000 shares of Series E Convertible Preferred Stock, $1,000 face value per share. The Series E Preferred Stock ranks junior to Series A Preferred Stock, pari passu, with Series B, C and D Preferred Stock and senior to all Common Stock. The Series E Preferred Stock will pay dividends of 6.5% or $65.00 per share, paid in cash or shares of Common Stock, at the Company’s option. The shares are convertible by the holder, at any time, at $2.00 per share.

The Company is offering $3,000,000 of Units, each consisting of $1,000 face value of one share of Series E Preferred Stock convertible into 500 shares of Common Stock and Class E Warrants exercisable at $3.00 per share to purchase 125 shares of Common Stock. There is an over-subscription option to sell up to an additional $2,000,000 of Units.

On March 21, 2016, the Board of Directors authorized options to purchase 50,000 shares of common stock to each of Jack Levine and Arthur Bollon, independent directors for 2016 compensation, exercisable at $2.00 per share for ten (10) years.

On March 21, 2016, the Board of Directors also authorized the grant of options to purchase 300,000 shares of common stock to Dr. Lawrence Helson, exercisable at $2.00 per share for ten (10) years, which will only vest in three (3) equal installments. The vesting schedule of such grant was as follows: 100,000 vested at grant, 100,000 vested as of initiation of a Phase 1 trial of SPP4040, and 100,000 vested as of initiation of a Phase 2 trial of SPP4040.

On March 21, 2016, the Board of Directors authorized 40,000 shares of common stock to Jack Levine in consideration of 2015 consulting and accounting services as Chairman of the Company’s Audit Committee.

On March 31, 2016 and April 1, 2016 the Company sold an aggregate of 120 Units consisting of 120 shares of Series E Preferred Stock convertible into 60,000 shares of Common Stock and warrants to purchase 15,000 shares of Common Stock. The Company paid Meyers Associates L.P. 10% sales commissions, expenses and placement agent warrants to purchase 15,000 shares of Common Stock.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.3	Certificate of Amendment to the Certificate of Incorporation dated May 27, 2008 (1)

3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.5	Certificate of Amendment to Certificate of Incorporation (3)

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (4)

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (5)

3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (6)

3.9	By-Laws of the registrant (1)

3.10	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (8)

*3.11	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class C Common Stock Purchase Warrant (5)

4.3	Form of Bridge Note (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Form of Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

4.7	Form of Series C Subscription Agreement (5)

4.8	Form of Registration Rights Agreement (5)

4.9	Form of Class D Common Stock Purchase Warrant (9)

4.10	Form of Series D Subscription Agreement(9)

*4.11	Form of Series E Subscription Agreement.

*4.12	Form of Series E Common Stock Purchase Warrant.

10.1	Employment Agreement dated as of February 20, 2013 between the registrant and Dr. Lawrence Helson (7)

10.2	2009 Employee Stock Incentive Plan (1)

10.3	License Agreement dated February 21, 2007, with University of Texas MD Anderson Career Center (1)

10.4	License Agreement dated October 2, 2007, with The Johns Hopkins University (1)

10.5	September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)

10.6	Amendment dated April 12, 2012 to the Lipsomal Foundation Manufacturing Agreement with Polymun Scientific Immunbiologische Forchung GmbH.(9)

10.7	Amendment, dated August 23, 2012, to the Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH.(9)

10.8	Form of Consulting Agreement for Scientific Advisory Board Members (1)

10.9	Exclusive License Agreement, dated June 5, 2013, with Johns Hopkins University. (9)

10.10	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)

10.11	Patent and Technology License Agreement dated November 25, 2015, between the registrant and the University of North Texas Health Science Center.(9)

10.12	Placement Agency Agreement dated as of September 17, 2014 by and between SignPath Pharma Inc. and Meyers Associates L.P. (9)

10.13	Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.

10.14	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010. (2).

10.15	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013. (9)

10.16	Amendment No. 1, dated July 18, 2014, to the Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013.(9)

10.17	Amendment No. 1, dated December 12, 2014, to the Employment Agreement by and between the registrant and Dr. Lawrence Helson.(9)

10.18	Employment Agreement, dated May 1, 2015, by and between SignPath Pharma Inc. and Kai Larson.(10)

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*101.ins	XBRL Instance
*101.xsd	XBRL Schema
*101.cal	XBRL Calculation
*101.def	XBRL Definition
*101.lab	XBRL Label
*101.pre	XBRL Presentation

* As filed with this Report

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2014.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Number 333-198110), filed on December 12, 2014.

(9)	Incorporated by reference to the Company’s Annual report on Form 10-K filed on April 9, 2015.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 1, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNPATH PHARMA INC.

Dated: April 8, 2016	By:	/s/ Lawrence Helson, M.D.
Lawrence Helson, M.D.
Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lawrence Helson, M.D	Chief Executive Officer, Chief Financial Officer, and Director
Lawrence Helson, M.D	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	April 8, 2016

/s/ Arthur P. Bollon, Ph.D.	Director	April 8, 2016
Arthur P. Bollon, Ph.D.

/s/ Jack Levine	Director	April 8, 2016
Jack Levine

