Form 10-Q
period 2016-03-31
SignPath Pharma, Inc.
filed 2016-05-16
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2016

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

As of May 15, 2016, 14,203,887 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

SignPath Pharma Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2016

ii

SIGNPATH PHARMA, INC.

Condensed Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS

Cash	$793,369	$692,480
Prepaid expenses	2,633	5,453
Total current assets	796,002	697,933

TOTAL ASSETS	$796,002	$697,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$235,911	$309,795
Total current liabilities	235,911	309,795

Commitments & contingencies

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, 5,000,000 shares authorized, $0.10 par value
Series A; 5,000 shares authorized 3,256 shares issued and outstanding, respectively	326	326
Series B; 3,000 shares authorized 2,146 shares issued and outstanding, respectively	215	215
Series C; 6,000 shares authorized 5,001 and 5,001 shares issued and outstanding, respectively	500	500
Series D; 6,000 shares authorized 2,359 and 2,359 shares issued and outstanding, respectively	236	236
Series E; 6,000 shares authorized 120 and 0 shares issued and outstanding, respectively	12	—
Common stock; $0.001 par value, 50,000,000 shares authorized; 14,203,887 and 14,163,887 shares issued and outstanding, respectively	14,204	14,164
Accrued dividends	1,936,546	1,729,741
Subscription receivable	(16,415)	(249,150)
Additional paid-in capital	14,070,137	13,943,694
Accumulated deficit	(15,445,670)	(15,051,588)

Total stockholders’ equity	560,091	388,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$796,002	$697,933

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	36,392	50,539
Professional fees	45,637	117,166
Research and development	70,941	216,504
Salaries and wages	243,280	67,887

Total Operating Expenses	(396,250)	(452,096)

OPERATING LOSS	(396,250)	(452,096)

OTHER INCOME (EXPENSE)

Other Income	-	18,401
Foreign currency income (loss)	2,147	(11,786)
Interest income	21	17

Total Other Income (Expense)	2,168	6,632

NET LOSS BEFORE INCOME TAXES	(394,082)	(445,464)
Provision for income taxes	-	-

NET LOSS	$(394,082)	$(445,464)

PREFERRED STOCK DIVIDEND	(206,805)	(177,331)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(600,887)	$(622,795)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,169,162	14,163,887

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(394,082)	$(445,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	16,000
Stock options compensation	183,735	22,958
Modification of warrants	-	29,610
Changes in operating assets and liabilities
Change in prepaid expenses	2,820	-
Accounts payable and accrued expenses	(23,884)	(96,930)
Net Cash Used in Operating Activities	(231,411)	(473,826)

FINANCING ACTIVITIES
Preferred stock issued for cash, net of stock offering costs	332,300	800,795
Net Cash Provided by Financing Activities	332,300	800,795

NET INCREASE IN CASH	100,889	326,969
CASH AT BEGINNING OF PERIOD	692,480	716,193

CASH AT END OF PERIOD	$793,369	$1,043,162

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:
Issuance of shares for accrued fees	$50,000	$34,000
Preferred dividend accrual	$206,805	$177,331

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

The accompanying unaudited condensed financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements filed with the SEC on April 8, 2016. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

During the three months ended March 31, 2016 and 2015, the Company expended $70,941 and $216,504 respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended March 31, 2016 the Company recognized sales revenue of $-0- and incurred a net loss of $394,082. As of March 31, 2016, the Company had an accumulated deficit of $15,445,670. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing from third parties. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $543,369 and $442,480 cash balances in excess of federally insured limits at March 31, 2016 and December 31, 2015, respectively.

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

Research and Development Costs

The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $70,941 and $216,504 during the three months ended March 31, 2016 and 2015, respectively.

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

For the three months ended March 31, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 26,803,289 and 24,690,854 at March 31, 2016, and March 31, 2015, respectively.

NOTE 4 – ACCRUED LIABILITIES

The Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in fiscal years 2008 and 2009, the Company was required to file a registration statement by January 27, 2009. The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date. During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC. Each holder is entitled to $47.32 per share owned. During the year ended December 31, 2009, the Company accrued $85,738 in the accompanying balance sheet related to this liability. The balance of the liability was $85,738 as of March 31, 2016, which will be satisfied by the issuance of common stock.

NOTE 5 – PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock, $.10 par value, of which, as of March 31, 2016, an aggregate of 12,882 shares were issued and outstanding consisting of (i) 5,000 shares of Series A Convertible Preferred Stock authorized and 3,256 shares issued and outstanding, (ii) 3,000 shares of Series B Convertible Preferred Stock authorized and 2,146 shares were issued and outstanding, (iii) 6,000 shares of Series C Convertible Preferred Stock authorized and 5,001 shares were issued and outstanding, (iv) 6,000 shares of Series D Convertible Preferred Stock are authorized, 2,359 of which were issued and outstanding, (v) 6,000 shares of Series E Convertible Preferred Stock are authorized, 120 of which were issued and outstanding.

Series E Convertible Preferred Stock

The dividend rate of 6.5% per annum and the terms of the dividends are the same as Series A, B C and D Preferred Stock. The Conversion Rate is 500 shares of Common Stock (at $2.00 per share) for each $1,000 stated value of Series E Preferred Stock. The Series E Preferred Stock is convertible at any time by the holder and may be converted, by the company, into Common Stock following the effectiveness of a registration statement if the Company’s Common Stock trades above 200% of the Conversion Rate for 10 consecutive trading days. The Series E Preferred Stock ranks on parity with the Series B C and D Preferred Stock and junior to the Series A Preferred Stock on sale or liquidation of the Company. The Series E Preferred Stock votes on an as converted basis with the Common Stock and Series A, B, C, and D Preferred Stock having one vote for each share issuable upon conversion of the Preferred Stock.

For the three months that ended March 31, 2015 the Company issued 945 shares of Series D Preferred Stock. Gross proceeds received for these shares was $945,249 offset by stock offering costs of $144,454 issued to the placement agent, a related party.

For the three months ended March 31, 2016 the Company issued 120 shares of Series E Preferred Stock. Gross proceeds received for these shares were $120,000 offset by stock offering costs of $20,435 issued to the placement agent, a related party. The Company also received $249,150 related to the subscription receivable balance at December 31, 2015, this was then offset by $16,415 in an additional subscription receivable for funds received in April 2016, related to the series E issuance above.

NOTE 6 – COMMON STOCK

On March 21, 2016, the Company granted 40,000 shares of common stock to Jack Levine, Audit Committee Chair, for services rendered during 2015. These shares were issued at a fair value of $1.25 per share, for a total value of $50,000, which was accrued as of December 31, 2015.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

A summary of the status of the Company’s warrants as of March 31, 2016 and December 31, 2015 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Term (years)
Outstanding as of December 31, 2015	13,059,834	1.32	$1.13	4.09
Granted	30,000	2.50	1.21	7.00
Outstanding as of March 31, 2016	13,089,834	$1.32	$1.13	3.85

During the three months ended March 31, 2016, the Company issued 15,000 Class E warrants in connection with the Series E Preferred Stock sold in Note 5. A Class E warrant allows the purchase of 125 shares of common stock at $3.00 per share ending seven years following the Issuance Date of the warrant.

During the three months ended March 31, 2016, the Company issued 15,000 Placement Agent warrants in connection with the sale of Series E Preferred Stock sold in Note 5. The warrants have the same terms as the Series E warrants noted above. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability were recorded related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model totaling $18,210 under the following assumptions: $1.25 stock price, $2.00 exercise price, 7 years to maturity, 170.67% volatility, and 1.38% risk free rate.

Options

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan”) was adopted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, currently authorizes the issuance of a maximum of 3,000,000 (as of January 1, 2016) shares of our common stock, which may be authorized and unissued shares or treasury shares. Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of March 31, 2016, an aggregate of 2,115,000 options were outstanding, as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)
Outstanding as of December 31, 2015	1,715,000	$1.53	$0.98	4.18
Granted	400,000	2.00	1.16	10.00
Outstanding as of March 31, 2016	2,115,000	$1.62	$1.01	4.47
Exercisable as of March 31, 2016	1,179,583	$1.32	$0.90	3.83

For the three months ended March 31, 2016, the Company issued two options each for 50,000 for a total of 100,000 shares of common stock to two members of its board of directors and under the 2009 plan for compensation for services provided during 2016. The options have an exercise price of $2.00 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $58,211 each, under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 171% volatility, 1.38% risk free rate.

For the three months ended March 31, 2016, the Company issued an option for 300,000 shares of common stock to its CEO, under the 2009 plan. The option has an exercise price of $2.00 per share and has a life of ten years. The first 100,000 shares vested and are exercisable on the grant date. The Company valued these 100,000 options using the Black-Scholes option pricing model totaling $116,422 under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 171% volatility, 1.38% risk free rate. The additional 200,000 shares under the option will vest as follows: 100,000 shares shall vest and become exercisable upon initiation of Phase I trials for the Company’s proprietary anti-arrhythmia drug candidate SPP4040, and another 100,000 shares shall vest and become exercisable upon initiation of Phase II trials for SPP4040.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

SignPath is obligated to pay running royalties of 2.5% on net sales of less than $250 million for products covered by an issued patent licensed under the University of Texas MD Anderson Cancer Center (UTMDACC) License Agreement. This royalty rate increases to 3% for sales equal to, or greater than, $250 million. A royalty of 1.5% of net sales is payable by SignPath for products covered under the license which are not protected by an issued patent. After sales to the public begin, SignPath must pay a minimum annual royalty of $75,000 which can be deducted from the royalties on net sales due under the agreement. In addition, SignPath is obligated to pay 20% to 25% of all non-royalty consideration received under sublicensing agreements.

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

On May 1, 2015 The Company entered into an employment agreement with Mr. Kai Larson and appointed him as Vice President of Corporate Development, Chief Operating Officer, and Secretary. Mr. Larson will have a salary of $200,000 per year, $150,000 of which is deferred until such time that the Company raises an aggregate of $10 million through either debt or equity financing, or licensing revenues. In addition, the Company granted Mr. Larson options to purchase 750,000 shares of common stock as recorded in 2015.

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

NOTE 9 – RELATED PARTY

Meyers Securities Corp. and Meyers Associates LP, the placement agent for its preferred stock offerings, have numerous relationships and related transactions. Meyers Associates LP receives a 10% sales commission of the gross proceeds from the sale of all Preferred Units, as well as a non-accountable expense allowance equal to 3% of the gross proceeds of the Offering and warrants to purchase 20% of the Securities sold in the Offering.

For the three months ended March 31, 2016 and 2015, Meyers Associates LP received total commissions in the amount of $20,435 and $144,454, respectively. They were also issued 15,000 and 118,157 in Placement Agent Warrants for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and 2015, the Company had a payable due to Dr. Larry Helson related to Medicare coverage for the time he has been employed by the Company. The total amount due is $30,000 to be paid out at a rate of $2,900 per annum.

NOTE 10 – SUBSEQUENT EVENTS

On April 21, 2016, the Company issued 250,000 options to its Chief Operating Officer, under the 2009 Employee Stock Incentive Plan. The options have an exercise price of $0.85 per share and have a term of 10 years. The Options shall be vested and fully exercisable upon the grant date. The Company valued these options using the Black-Scholes option pricing model totaling $298,368, under the following assumptions: $1.25 stock price, $0.85 exercise price, 10 years to maturity, 170% volatility, 1.32% risk free rate.

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

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, the Company had $793,369 and $692,480, respectively, of cash on hand. The Company had positive working capital of $560,091 and $388,138 at March 31, 2016 and December 31, 2015, respectively. SignPath had an accumulated deficit of $15,445,670 as of March 31, 2016.

During the three months ended March 31, 2016, SignPath sold 120 units consisting of its securities at a price of $1,000 per Unit. The Units sold in 2016 consisted of Series E Convertible Preferred Stock Units. Each Unit consists of (i) one share of 6.5% Series E Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock, subject to adjustment,) and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share for at any time after issuance and prior to the seventh anniversary of the effective date of a registration statement including the underlying securities (the “Effective Date”). The Company received net proceeds of $99,565, including stock offering costs of $20,434 related to such offerings paid to a related party, for the three months ended March 31, 2016. This includes the reduction for $16,415 recorded in subscription receivable which was received April 1, 2016.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability. Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations. The Company’s current burn rate for salaries, research programs, patent filings, clinical trials, and professional fees averages about $67,900 per month. Thus, it is expected that the Company currently has sufficient cash on hand to operate through the next 11 months. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Cash used in operating activities for the three months ended March 31, 2016 and 2015 was ($231,411) and ($473,826), a $242,415 decrease. The decrease was a result a decrease in accounts payable and prepaid expenses of $73,046. The decrease in accounts payable is primarily related to the Company’s conscious effort to lower R&D expenses and to focus its R&D expenditures on cancer and cardiac arrhythmia research.

The Company had net cash provided by financing activities of $332,300 for the three months ended March 31, 2016, as a result of receiving $249,150 in subscription receivable from a 2015 Series D offering, $120,000 received in a Series E Preferred offering, reduced by $20,435 of offering costs, and a subscription receivable in the amount of $16,415, compared to cash provided by financing activities for the three months ended March 31, 2015 of $800,795, resulting from $945,249 received in a Private Placement, reduced by $144,454 of offering costs, a decrease of $468,495 due to less offerings.

As a result of the foregoing, the Company’s cash increased $100,889 during the three months ended March 31, 2016.

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. The Company has had no revenues and has generated losses from operation. As set forth in Note 2, the continuation of the Company as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable, if ever. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Material Changes in Results of Operations

For the three months ended March 31, 2016, as compared with the three months ended March 31, 2015

Total operating expenses decreased by $55,846 to $396,250 for the three months ended March 31, 2016 from $452,096 for the three months ended March 31, 2015, primarily as a result of research and development decreasing to $70,941 for the three months ended March 31, 2016 from $216,504 the three months ended March 31, 2015, a decrease of $145,563. Lower R&D expenses are a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research, development and related patenting expenses.

This decrease was offset by salaries and wages increasing $175,393 from $67,887 for the three months ended March 31, 2015 to $243,280 for the three months ended March 31, 2016. This was from an increase in option expense for services, and salaries of $158,716 and $9,960, respectively. General and administrative decreased by $14,147 to $36,392 for the three months ended March 31, 2016 from $50,539 for the three months ended March 31, 2015. This decrease was a result of $29,610 recognized in the three months ended March 31, 2015 for the loss on an equity modification, with no such activity in 2016. This was offset by increases in utilities, payroll taxes, and travel of $5,360, $3,473, and $3,003, respectively.

Professional fees decreased by $71,529 from $117,166 for the three months ended March 31, 2015 to $45,637 for the three months ended March 31, 2016. This decrease was due to a combination of legal work previously handled by outside counsel being handled internally by the Company, and decreased legal work on patents for the Company.

Research and Development fees for three months ended March 31, 2016, included payments to Cesar, Covington & Burting LLP, Dalton Pharma, Lipoid, Nucro, and POLYMUN for, $2,756, $11,287, $2,125, $4,135, $5,490, & $16,511 respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $22,936 in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. The decrease in research and development expenses to $70,941 for the three months ended March 31, 2016 from $216,504 for the three months ended March 31, 2015 is a result of drug development decreasing to $36,719 for the 2016 period as compared to $172,857 for the 2015 period, a decrease of $136,138 The decrease is a result of the Company focusing on cancer and cardiac arrhythmia clinical trials, and curtailing expenditures in all other areas. In addition to the decrease in drug development costs, legal fees related to research and development were $34,222 for the 2016 period compared to $43,647, a decrease of $9,425 this decrease is due to decreased legal fee’s related to patent work on heart arrhythmia developments.

As a result of the foregoing, the Company had a net loss of $394,082 for the three months ended March 31, 2016 as compared to a net loss of $445,464 for the three months ended March 31, 2015.

Plan of Operations

The Company has made a decision to focus its resources on cancer and cardiac arrhythmia research and development at this time, so the planned FDA submission on Parkinson’s disease and the associated expenditures supporting this effort have been suspended.

The Company’s proprietary anti-arrhythmia drug candidate, SPP4040, has been shown to prevent drug induced cardiac arrhythmias in animal models. The Company is conducting further research and development relating to controlling cardiac arrhythmia side effects for a broad range of drugs. To date, a lead compound (SPP4040) has been identified, and work is under way to generate the pre-clinical data necessary to initiate clinical trials with this compound

Manufacturing of GMP grade synthesized curcumin is continuing at Sami labs, in India. Over 4.3 kilograms of the active principle was sent to Dalton Pharma Services in Canada for analytical and continuing stability testing. Aliquots of curcumin are sent to Polymun Scientific in Austria to manufacture the formulated GMP grade liposomal curcumin product. The product is further analyzed for endotoxins in Gibraltar Labs in New Jersey, and for release kinetics at Northern Lipids in Canada. The final product has been used in 45 human normal subjects in a Phase Ia ascending dose trial in Austria. Based upon these data, a Phase Ib ascending dose clinical trial is ongoing in Austria: accruing as of February 19, 2016 26 cancer patients who progressed on standard of care therapy. The purpose of this study is to ascertain side effects and appropriate dosing levels of liposomal curcumin.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2016, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2016.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, this Registrant sold 120 units (the “Units”) of its securities at a price of $1,000 per unit or 120,000. Each Unit consists of (i) one share of 6.5% Series E Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share ending seven years following the Effective Date of its registration statement. The Company received gross proceeds of $120,000 and paid sales commissions of $20,435 to Meyers Associates, L.P., the Company’s placement agent and related party.

The Units were sold to 3 accredited investors who were customers of the placement agent. The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder, based upon a subscription agreement executed by such investor. The net proceeds of the offering were used for working capital, research and development and clinical trials in Europe towards filing an investigational new drug application to commence clinical trials in the United States.

During the three months ended March 31, 2016, the Registrant issued 40,000 shares of common stock to Jack Levine, an independent director, for services rendered as Chairman of the Company’s Audit Committee during 2015. The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act. No commissions were paid and no placement agent or underwriter was involved in the transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.3	Certificate of Amendment to the Certificate of Incorporation dated May 27, 2008 (1)

3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.5	Certificate of Amendment to Certificate of Incorporation (3)

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (4)

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (5)

3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (6)

3.9	By-Laws of the registrant (1)

3.10	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (8)

3.11	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class C Common Stock Purchase Warrant (5)

4.3	Form of Bridge Note (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Form of Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

4.7	Form of Series C Subscription Agreement (5)

4.8	Form of Registration Rights Agreement (5)

4.9	Form of Class D Common Stock Purchase Warrant (9)

4.10	Form of Series D Subscription Agreement(9)

4.11	Form of Series E Subscription Agreement.

4.12	Form of Series E Common Stock Purchase Warrant.

10.1	Employment Agreement dated as of February 20, 2013 between the registrant and Dr. Lawrence Helson (7)

10.2	2009 Employee Stock Incentive Plan (1)

10.3	License Agreement dated February 21, 2007, with University of Texas MD Anderson Career Center (1)

10.4	License Agreement dated October 2, 2007, with The Johns Hopkins University (1)

10.5	September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)

10.6	Amendment dated April 12, 2012 to the Lipsomal Foundation Manufacturing Agreement with Polymun Scientific Immunbiologische Forchung GmbH.(9)

10.7	Amendment, dated August 23, 2012, to the Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH.(9)
10.8	Form of Consulting Agreement for Scientific Advisory Board Members (1)

10.9	Exclusive License Agreement, dated June 5, 2013, with Johns Hopkins University. (9)

10.10	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)

10.11	Patent and Technology License Agreement dated November 25, 2015, between the registrant and the University of North Texas Health Science Center.(9)

10.12	Placement Agency Agreement dated as of September 17, 2014 by and between SignPath Pharma Inc. and Meyers Associates L.P. (9)

10.13	Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.

10.14	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010. (2).

10.15	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013. (9)

10.16	Amendment No. 1, dated July 18, 2014, to the Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013.(9)

10.17	Amendment No. 1, dated December 12, 2014, to the Employment Agreement by and between the registrant and Dr. Lawrence Helson.(9)

10.18	Employment Agreement, dated May 1, 2015, by and between SignPath Pharma Inc. and Kai Larson.(10)

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*101.ins	XBRL Instance
*101.xsd	XBRL Schema
*101.cal	XBRL Calculation
*101.def	XBRL Definition
*101.lab	XBRL Label
*101.pre	XBRL Presentation

* As filed with this Report

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2014.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Number 333-198110), filed on December 12, 2014.

(9)	Incorporated by reference to the Company’s Annual report on Form 10-K filed on April 9, 2015.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 1, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2016	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

