Form 10-Q
period 2016-06-30
SignPath Pharma, Inc.
filed 2016-08-15
CIK 1455694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of August 12, 2016, 14,203,887 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

SignPath Pharma, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements: (unaudited)

SIGNPATH PHARMA, INC.

Condensed Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS

Cash	$640,529	$692,480
Prepaid expenses	1,856	5,453
Total current assets	642,385	697,933

TOTAL ASSETS	$642,385	$697,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$283,240	$309,795
Total current liabilities	283,240	309,795

Commitments & contingencies

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, 5,000,000 shares authorized, $0.10 par value
Series A; 5,000 shares authorized 3,256 shares issued and outstanding, respectively	326	326
Series B; 3,000 shares authorized 2,146 shares issued and outstanding, respectively	215	215
Series C; 6,000 shares authorized 5,001 and 5,001 shares issued and outstanding, respectively	500	500
Series D; 6,000 shares authorized 2,359 and 2,359 shares issued and outstanding, respectively	236	236
Series E; 6,000 shares authorized 245 and 0 shares issued and outstanding, respectively	25	—
Common stock; $0.001 par value, 50,000,000 shares authorized; 14,203,887 and 14,163,887 shares issued and outstanding, respectively	14,204	14,164
Accrued dividends	2,145,297	1,729,741
Subscription receivable	—	(249,150)
Additional paid-in capital	14,329,588	13,943,694
Accumulated deficit	(16,131,246)	(15,051,588)

Total stockholders’ equity	359,145	388,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$642,385	$697,933

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	31,264	69,728	67,657	120,267
Professional fees	72,472	103,495	118,110	220,661
Research and development	137,661	193,141	208,602	409,645
Salaries and wages	442,081	81,382	685,360	149,269

Total Operating Expenses	(683,478)	(447,746)	(1,079,729)	(899,842)

OPERATING LOSS	(683,478)	(447,746)	(1,079,729)	(899,842)

OTHER INCOME (EXPENSE)

Other income	-	5,240	-	23,641
Foreign currency loss	(2,114)	1,802	34	(9,984)
Interest income	17	22	37	39

Total Other Income (Expense)	(2,097)	7,064	71	13,696

NET LOSS BEFORE INCOME TAXES	(685,575)	(440,682)	(1,079,658)	(886,146)
Provision for income taxes	-	-	-	-

NET LOSS	$(685,575)	$(440,682)	$(1,079,658)	$(886,146)

PREFERRED STOCK DIVIDEND	(208,751)	(189,078)	(415,556)	(366,409)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(894,326)	$(629,760)	$(1,495,214)	$(1,252,555)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.04)	$(0.11)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	14,203,887	14,163,887	14,186,524	14,163,887

The accompanying notes are an integral part of these financial statements.

SIGNPATH PHARMA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(1,079,658)	$(886,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock options compensation	549,415	75,538
Loss on equity modification	-	29,610
Changes in operating assets and liabilities
Common stock issue for services	-	16,000
Change in prepaid expenses	3,596	-
Accounts payable and accrued expenses	23,446	(86,209)
Net Cash Used in Operating Activities	(503,201)	(851,207)

FINANCING ACTIVITIES
Preferred stock issued for cash, net of stock offering costs	451,250	800,795
Net Cash Provided by Financing Activities	451,250	800,795

NET DECREASE IN CASH	(51,951)	(50,412)
CASH AT BEGINNING OF PERIOD	692,480	716,193

CASH AT END OF PERIOD	$640,529	$665,781

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:
Issuance of shares for accrued fees	$50,000	$34,000
Preferred dividend accrual	$415,556	$366,409

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

The accompanying unaudited condensed financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements filed with the SEC on April 8, 2016. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

Description of Business

Throughout this report, the terms “we,“ “us,“ “our,“ “registrant,“ “Company“ refer to SignPath Pharma Inc.

Business

SignPath Pharma, Inc. (the “Company“) is a clinical stage biotechnology company founded in May 2006 to develop synthesized proprietary formulations of curcumin, a naturally occurring compound found in the root of the Curcuma longa Linn (turmeric) plant, for applications in human diseases. Good Manufacturing Practice (GMP) synthesis renders the curcumin active pharmaceutical ingredient (API) 99.2% pure. The Company is a publicly held non-traded Delaware corporation.

During the six months ended June 30, 2016 and 2015, the Company expended $208,602 and $409,645 respectively, for net research and development. None of these expenses were borne by customers as the final products are not commercially available. They consisted primarily of payments made to commercial and academic institutions.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended June 30, 2016 the Company recognized sales revenue of $-0- and incurred a net loss of $1,079,658. As of June 30, 2016, the Company had an accumulated deficit of $16,131,246. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s planned business. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015 respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. Cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $390,529 and $442,480 cash balances in excess of federally insured limits at June 30, 2016 and December 31, 2015, respectively.

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Research and Development Costs

The Company expenses the costs of the development of its pharmaceutical products during the period incurred. The Company incurred research and development expenses of $208,602 and $409,645 during the six months ended June 30, 2016 and 2015 respectively.

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

Basic and Diluted Net income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the six months ended June 30, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 27,072,039 and 25,442,831 at June 30, 2016, and June 30, 2015, respectively.

NOTE 4 – ACCRUED LIABILITIES

The Company has concluded it is probable that it will pay $85,738 in liquidated damages pursuant to the registration rights clause in certain of the securities sold in fiscal years 2008 and 2009, the Company was required to file a registration statement by January 27, 2009. The Company failed to do so until April 7, 2009, resulting in liquidated damages of 2% per month of the gross proceeds, which approximated $1.8 million as of that date. During the year ended December 31, 2009, the Company’s registration statement covering the securities was declared effective by the SEC. Each holder is entitled to $47.32 per share owned. During the year ended December 31, 2009, the Company accrued $85,738 in the accompanying balance sheet related to this liability. The balance of the liability was $85,738 as of June 30, 2016, which will be satisfied by the issuance of common stock.

NOTE 5 – PREFERRED STOCK

The Company has authorized 5,000,000 shares of Preferred Stock, $.10 par value, of which, as of June 30, 2016, an aggregate of 13,007 shares were issued and outstanding consisting of (i) 5,000 shares of Series A Convertible Preferred Stock authorized and 3,256 shares issued and outstanding, (ii) 3,000 shares of Series B Convertible Preferred Stock authorized and 2,146 shares were issued and outstanding, (iii) 6,000 shares of Series C Convertible Preferred Stock authorized and 5,001 shares were issued and outstanding, (iv) 6,000 shares of Series D Convertible Preferred Stock are authorized, 2,359 of which were issued and outstanding, (v) 6,000 shares of Series E Convertible Preferred Stock are authorized, 245 of which were issued and outstanding.

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

For the six months ended June 30, 2016 the Company issued 245 shares of Series E Preferred Stock. Gross proceeds received for these shares were $245,000 offset by stock offering costs of $42,900 issued to the placement agent, a related party. The Company also received $249,150 related to the subscription receivable balance at December 31, 2015.

NOTE 6 – COMMON STOCK

On March 21, 2016, the Company granted 40,000 shares of common stock to Jack Levine, Audit Committee Chair, for services rendered during 2015. These shares were issued at a fair value of $1.25 per share, for a total value of $50,000, which was accrued as of December 31, 2015.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

A summary of the status of the Company’s warrants as of June 30, 2016 and December 31, 2015 are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Term (years)
Outstanding as of December 31, 2015	13,059,834	1.32	$1.13	4.09
Granted	61,250	2.50	1.25	7.00
Cancelled/Expired	100,000.085		-	-
Outstanding as of June 30, 2016	13,021,084	$1.33	$1.14	3.63

During the six months ended June 30, 2016, the Company issued Class E warrants in connection with the Series E Preferred Stock sold in Note 5. Each unit sold of Class E Preferred Stock with a face value of $1,000 allows the purchase of 125 shares (30,625 total) of common stock with an exercise price of $3.00 per share and expiration of seven years following an effective registration statement for the resale of the shares underlying the warrants.

During the six months ended June 30, 2016, the Company issued 15,000 Placement Agent warrants in connection with the sale of Series E Preferred Stock sold in Note 5. The warrants have the same terms as the Series E warrants noted above, except for a $2.00 per share exercise price. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability were recorded related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model totaling $18,210 under the following assumptions: $1.25 stock price, $2.00 exercise price, 7 years to maturity, 170.67% volatility, and 1.38% risk free rate.

Also, during the six months ended June 30, 2016, the Company issued 15,625 Placement Agent warrants in connection with the sale of Series E Preferred Stock sold in Note 5. The warrants have the same terms as the Series E Placement Agent warrants noted above, except for a $2.00 per share exercise price. The warrants were not deemed to be derivative instruments because they do not have a reset feature, and therefore no liability were recorded related to the warrants. The Company valued these warrants using the Black-Scholes option pricing model totaling $18,959 under the following assumptions: $1.25 stock price, $2.00 exercise price, 7 years to maturity, 170.00% volatility, and 1.32% risk free rate.

Options

The Company’s 2009 Employee Stock Incentive Plan (the “2009 Plan“) was adopted by the Company’s Board of Directors on February 9, 2009 in order to motivate participants by means of stock options and restricted stock to achieve the Company’s long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2009 Plan, which is administered by our Board of Directors, currently authorizes the issuance of a maximum of 3,000,000 (as of January 1, 2016) shares of our common stock, which may be authorized and unissued shares or treasury shares. Employee options shall be deemed Incentive Stock Options (as defined in the 2009 Option Plan) to the maximum extent permitted by Section 422 of the Internal Revenue Code including a five-year limit on exercise for 10% or greater stockholders with any excess grant to the above individuals over the limits set by Section 422 being Non-Qualified Stock Options as defined in the 2009 Option Plan. Both the Incentive Stock Options or any Non-Qualified Stock Options must be granted at an exercise price of not less than the fair market value of shares of common stock at the time the option is granted and Incentive Stock Options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant.

If any award under the 2009 Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The 2009 Plan will terminate on February 9, 2019. As of June 30, 2016, an aggregate of 2,390,000 options were outstanding, as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)
Outstanding as of December 31, 2015	1,715,000	$1.53	$0.98	4.18
Granted	675,000	2.00	1.18	10.00
Outstanding as of June30, 2016	2,390,000	$1.66	$1.03	5.35
Exercisable as of June 30, 2016	1,496,250	$1.46	$0.98	4.76

For the six months ended June 30, 2016, the Company issued two options each for 50,000 for a total of 100,000 shares of common stock to two members of its board of directors and under the 2009 plan for compensation for services provided during 2016. The options have an exercise price of $2.00 per share and have a life of five years. The options vest as follows: one fourth on the date of grant, one fourth on every quarter from grant date. The Company valued these options using the Black-Scholes option pricing model totaling $58,211 each, under the following assumptions: $1.25 stock price, $2.00 exercise price, 5 years to maturity, 171% volatility, 1.38% risk free rate.

For the six months ended June 30, 2016, the Company issued an option for 300,000 shares of common stock to its CEO, under the 2009 plan. The option has an exercise price of $2.00 per share and has a life of ten years. The first 100,000 shares vested and are exercisable on the grant date. The Company valued these 100,000 options using the Black-Scholes option pricing model totaling $116,422 under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 171% volatility, 1.38% risk free rate. The additional 200,000 shares under the option will vest as follows: 100,000 shares shall vest and become exercisable upon initiation of Phase I trials for the Company’s proprietary anti-arrhythmia drug candidate SPP4040, and another 100,000 shares shall vest and become exercisable upon initiation of Phase II trials for SPP4040, both of which have not occurred at this time.

For the six months ended June 30, 2016, the Company issued an option for 250,000 shares of common stock to its CEO, under the 2009 plan. The option was issued under the terms of the CEO’s February 2013 Employment Agreement. The option has an exercise price of $0.85 per share and has a life of ten years. The Company valued these options using the Black-Scholes option pricing model totaling $298,368 under the following assumptions: $1.25 stock price, $.85 exercise price, 10 years to maturity, 170% volatility, 1.32% risk free rate. The options shall be vested and fully exercisable upon the date of grant.

For the six months ended June 30, 2016, the Company issued an option for 25,000 shares of common stock to one member of the Scientific Advisory Board and under the 2009 Employee Stock Incentive Plan. The option has an exercise price of $2.00 per share and has a life of ten years. The option vest as follows: one half on August 10, 2016, the other half on August 10, 2017. The Company valued this option using the Black-Scholes option pricing model totaling $29,083, under the following assumptions: $1.25 stock price, $2.00 exercise price, 10 years to maturity, 170% volatility, 1.38% risk free rate

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On December 12, 2014, the Board of Directors authorized an amendment to Dr. Helson’s employment agreement to provide that: (A) upon successful completion of Phase I trials for anti-Ebola testing in Africa paid for by the United States Army Medical Research Institute of Infectious Diseases (“USAMRIID“), exclusive of the cost of drug products and shipping, Dr. Helson would receive options to purchase 300,000 shares of Common Stock exercisable at then current fair market value and a cash bonus of $75,000, and (B) upon successful completion of Phase I trials in Vienna, Austria for the lead anti-QT prolongation drugs (Moxifloxacin) for liposomes Dr. Helson would receive additional options to purchase 300,000 shares of Common Stock exercisable at then current fair market value and a cash bonus of $75,000.

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

For the six months ended June 30, 2016 and 2015, Meyers Associates LP received total commissions in the amount of $42,900 and $144,454, respectively. They were also granted 30,625 and 118,157 in Placement Agent Warrants for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and 2015, the Company had a payable due to Dr. Larry Helson related to Medicare coverage for the time he has been employed by the Company. The total amount due is $30,000 to be paid out at a rate of $2,900 per annum.

NOTE 10 – SUBSEQUENT EVENTS

On July 13, 2016 the Company issued 110 shares of Series E Preferred Stock. Gross proceeds received for these shares were $110,000 offset by stock offering costs of $17,650 issued to the placement agent, a related party.

On July 13, 2016, the Company issued Class E warrants in connection with the Series E Preferred Stock sold on July 13, 2016. Each unit sold of Class E Preferred Stock with a face value of $1,000 allows the purchase of 125 (13,750 total) shares of common stock with an exercise price of $3.00 per share and an expiration of seven years following the Issuance Date of the warrant. The Company valued these warrants using the Black-Scholes option pricing model totaling $16,590 under the following assumptions: $1.25 stock price, $3 exercise price, 7 years to maturity, 171.24% volatility, and 1.10% risk free rate.

On July 13, 2016, the Company issued Placement Agent Warrants to Meyers Associates LP, a related party for a total of 13,750 common shares. A Placement Agent warrant allows the purchase of 125 shares of common stock for each $1,000 unit sold with an exercise price of $2 per share. The Company valued these warrants using the Black-Scholes option pricing model totaling $16,698 under the following assumptions: $1.25 stock price, $2 exercise price, 7 years to maturity, 171.24% volatility, and 1.10% risk free rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors“ section as well as discussed elsewhere herein.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, the Company had $640,529 and $692,480, respectively, of cash on hand. The Company had positive working capital of $359,145 and $388,138 at June 30, 2016 and December 31, 2015, respectively. SignPath had an accumulated deficit of $16,131,246 as of June 30, 2016.

During the six months ended June 30, 2016, SignPath sold 245 units consisting of its securities at a price of $1,000 per Unit. The Units sold in 2016 consisted of Series E Convertible Preferred Stock Units. Each Unit consists of (i) one share of 6.5% Series E Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock, subject to adjustment,) and (ii) Warrants to purchase 125 shares of common stock with an exercise price of $3.00 per share for at any time after issuance expiring on the seventh anniversary of the effective date of a registration statement including the underlying securities (the “Effective Date“). The Company received net proceeds of $202,100, including stock offering costs of $42,900 related to such offerings paid to a related party, for the six months ended June 30, 2016.

The Company has no agreements, arrangements or understandings with any officer, director or shareholder as to any future financing, either equity or debt. The Company expects to continue to incur losses for the foreseeable future and it is possible the Company may never reach profitability. Therefore, the Company will require additional capital resources and financing to implement its business plan and continue its operations. The Company’s current burn rate for salaries, research programs, patent filings, clinical trials, and professional fees averages about $82,348 per month. Thus, it is expected that the Company currently has sufficient cash on hand to operate through the next 7.8 months. In view of general economic conditions, there can be no assurance that any additional financing will be available to us, that any affiliate will provide additional investments in the Company or that adequate funds for our operations will otherwise be available when needed or on terms acceptable to us.

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was ($503,201) and ($851,207), a $348,006 decrease. The decrease is a result of less research and development spending and a reduction of professional fees. The decrease is primarily related to the Company’s conscious effort to reduce R&D expenses and to focus its R&D expenditures on cancer and cardiac arrhythmia research.

The Company had net cash provided by financing activities of $451,250 for the six months ended June 30, 2016, as a result of receiving $249,150 in subscription receivable from a 2015 Series D offering, $245,000 received in a Series E Preferred offering, reduced by $42,900 of offering costs, compared to cash provided by financing activities for the six months ended June 30, 2015 of $800,795, resulting from $945,249 received in a Private Placement, reduced by $144,454 of offering costs in 2015.

As a result of the foregoing, the Company’s cash decreased ($51,951) during the six months ended June 30, 2016.

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

Results of Operations

Material Changes in Results of Operations

For the six months ended June 30, 2016, as compared with the six months ended June 30, 2015

Total operating expenses increased by $179,887 to $1,079,729 for the six months ended June 30, 2016 from $899,842 for the six months ended June 30, 2015, primarily as a result of salaries and wages and options expenses increasing $536,091 to $685,360 in the 2016 period from $149,269 in the 2015 period. This was from an increase in option expense for services of $473,877.

This increase was offset by research and development decreasing $201,043 to $208,602 for the six months ended June 30, 2016 from $409,645 the six months ended June 30, 2015. Lower R&D expenses are a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research, development and related patenting expenses. General and administrative decreased by $52,610 to $67,657 for the six months ended June 30, 2016 from $120,267 for the six months ended June 30, 2015. This decrease was a result of $29,610 recognized in the six months ended June 30, 2015 for the loss on an equity modification, with no such activity in 2016. This decrease was also the result of decreases in payroll taxes and travel of $17,728 and $9,593, respectively. The decrease was offset by increases in utilities of $3,139.

Professional fees decreased by $102,551 from $220,661 for the six months ended June 30, 2015 to $118,110 for the six months ended June 31, 2016. This decrease was due to a combination of legal work previously handled by outside counsel being handled internally by the Company and decreased legal work on patents for the Company.

Research and Development fees for six months ended June 30, 2016, included payments to Cesar, Covington & Burting LLP, Dalton Pharma, Lipoid, Nucro, and POLYMUN for, $43,446, $11,287, $7,806, $4,135, $33,700, & $35,900 respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $74,476 in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. Such legal fees related to research and development were $74,476 compared to $115,109, a decrease of $40,633 for the six months ended June 30, 2016 and from the comparable period ended June 30, 2015. The decrease in research and development expenses to $208,602 for the six months ended June 30, 2016 from $409,645 for the six months ended June 30, 2015 is a result of drug development decreasing to $84,395 for the 2016 period as compared to $104,346 for the 2015 period, a decrease of $19,951. The decrease is a result of the Company focusing on cancer and cardiac arrhythmia clinical trials, and curtailing expenditures in all other areas. In addition to the decrease in drug development costs, legal fees related to research and development were $49,730 for the 2016 period compared to $189,655 for the same 2015 period, a decrease of $139,925 This decrease is due to decreased legal fees related to patent work on heart arrhythmia developments.

As a result of the foregoing, the Company had a net loss of $1,079,658 for the six months ended June 30, 2016 as compared to a net loss of $886,146 for the six months ended June 30, 2015.

For the three months ended June 30, 2016, as compared with the three months ended June 30, 2015

Total operating expenses for the three months ended June 30, 2016 increased $235,732 to $683,478 as compared with $447,746 for the three months ended June 30, 2015, primarily as a result of salaries and wages and options expenses increasing $360,699 to $442,081 in the 2016 period from $81,382 in the 2015 period. This was from an increase in option expense for services of $374,608.

This increase was offset by research and development decreasing $55,480 to $137,661 for the three months ended June 30, 2016 from $193,141 the six months ended June 30, 2015. Lower R&D expenses are a result of the Company focusing its R&D expenditures on cancer and cardiac arrhythmia, and curtailing expenditures in all other areas of research, development and related patenting expenses. General and administrative decreased by $38,464 to $31,264 for the three months ended June 30, 2016 from $69,728 for the three months ended June 30, 2015. This decrease was also the result of decreases in payroll taxes, and travel, other expenses of $21,200, and $12,586, $7,253 respectively.

Professional fees decreased $31,023 to $72,472 in the 2016 period from $103,495 in the 2015 period due in part to stock for compensation expense of $34,635 for the three months ended June 30, 2015 decreased $31,065 to $3,570 for the three months ended June 30, 2016 and legal fees decreased $17,692 from $49,430 in the 2015 three months ended June 30, 2015 to $31,738 in the three months period ended June 30, 2016.

Research and Development fees for three months ended June 30, 2016, included payments to Cesar, Covington & Burting LLP, Dalton Pharma, Nucro, and POLYMUN for, $40,690, $11,287, $4,094, $28,210, & $19,379 respectively, for lab fees and other costs related to the Company’s research and development efforts. The Company incurred $40,254, in legal fees classified as research and development related to legal counsel’s work on patents, related filing documents, reviewing contracts, and filing disclosure statements. The decrease in research and development is a result of drug development costs of $47,676 for the three months ended June 30, 2016 as compared to $21,340 for the three months ended June 2015 a decrease of $26,336. In addition to the decrease in drug development costs, legal fees related to research and development were $40,254 for the three months ended June 30, 2016 as compared to $71,462 for the three months ended June 30, 2015, a decrease of $31,208.

As a result of the foregoing, the Company had a net loss of $685,575, for the three months ended June 30, 2016 as compared to a net loss of $440,682 for the three months ended June 30, 2015.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2016, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2016.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016, this Registrant sold 245 units (the “Units“) of its securities at a price of $1,000 per unit or $245,000. Each Unit consists of (i) one share of 6.5% Series E Convertible Preferred Stock convertible into 500 shares of common stock (equivalent to $2.00 per share of common stock) subject to adjustment, and (ii) Warrants to purchase 125 shares of common stock at $3.00 per share ending seven years following the Effective Date of its registration statement. The Company received gross proceeds of $245,000 and paid sales commissions of $42,900 to Meyers Associates, L.P., the Company’s placement agent and related party.

The Units were sold to 3 accredited investors who were customers of the placement agent. The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act“) and Rule 506 of Regulation D promulgated thereunder, based upon a subscription agreement executed by such investor. The net proceeds of the offering were used for working capital, research and development and clinical trials in Europe towards filing an investigational new drug application to commence clinical trials in the United States.

During the six months ended June 30, 2016, the Registrant issued 40,000 shares of common stock to Jack Levine, an independent director, for services rendered as Chairman of the Company’s Audit Committee during 2015. The Company claimed an exemption from registration pursuant to Section 4(a)(2) of the Securities Act. No commissions were paid and no placement agent or underwriter was involved in the transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation of the registrant (1)

3.2	Amended and Restated Certificate of Incorporation of the registrant dated August 2, 2006 (1)

3.3	Certificate of Amendment to the Certificate of Incorporation dated May 27, 2008 (1)

3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (1)

3.5	Certificate of Amendment to Certificate of Incorporation (3)

3.6	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (4)

3.7	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (5)

3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (6)

3.9	By-Laws of the registrant (1)

3.10	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (8)

3.11	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class C Common Stock Purchase Warrant (5)

4.3	Form of Bridge Note (1)

4.4	Form of Registration Rights Agreement (1)

4.5	Form of Subscription Agreement (1)

4.6	Form of Series B Subscription Agreement (3)

4.7	Form of Series C Subscription Agreement (5)

4.8	Form of Registration Rights Agreement (5)

4.9	Form of Class D Common Stock Purchase Warrant (9)

4.10	Form of Series D Subscription Agreement(9)

*4.11	Form of Series E Subscription Agreement(11)

*4.12	Form of Class E Common Stock Purchase Warrant(11)

10.1	Employment Agreement dated as of February 20, 2013 between the registrant and Dr. Lawrence Helson (7)

10.2	2009 Employee Stock Incentive Plan (1)

10.3	License Agreement dated February 21, 2007, with University of Texas MD Anderson Career Center (1)

10.4	License Agreement dated October 2, 2007, with The Johns Hopkins University (1)

10.5	September 6, 2007 Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung (GmbH) (1)

10.6	Amendment dated April 12, 2012 to the Lipsomal Foundation Manufacturing Agreement with Polymun Scientific Immunbiologische Forchung GmbH.(9)

10.7	Amendment, dated August 23, 2012, to the Liposomal Formulation Manufacturing Agreement with Polymun Scientific Immunbiologische Forschung GmbH.(9)
10.8	Form of Consulting Agreement for Scientific Advisory Board Members (1)

10.9	Exclusive License Agreement, dated June 5, 2013, with Johns Hopkins University. (9)

10.10	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth. (1)

10.11	Patent and Technology License Agreement dated November 25, 2015, between the registrant and the University of North Texas Health Science Center.(9)

10.12	Placement Agency Agreement dated as of September 17, 2014 by and between SignPath Pharma Inc. and Meyers Associates L.P. (9)

10.13	Amendment No. 1 to Sponsored Laboratory Research Agreement dated as of August 26, 2009 by and between the registrant and The University of Texas M.D. Anderson Cancer Center.

10.14	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated December 2010. (2).

10.15	Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013. (9)

10.16	Amendment No. 1, dated July 18, 2014, to the Sponsored Research Agreement by and between the registrant and University of North Texas Health Science Center at Fort Worth dated August 1, 2013.(9)

10.17	Amendment No. 1, dated December 12, 2014, to the Employment Agreement by and between the registrant and Dr. Lawrence Helson.(9)

10.18	Employment Agreement, dated May 1, 2015, by and between SignPath Pharma Inc. and Kai Larson.(10)

*31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*101.ins	XBRL Instance
*101.xsd	XBRL Schema
*101.cal	XBRL Calculation
*101.def	XBRL Definition
*101.lab	XBRL Label
*101.pre	XBRL Presentation

* As filed with this Report

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-158474), declared effective on August 10, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 21, 2011.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2014.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Number 333-198110), filed on December 12, 2014.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 9, 2015.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 1, 2015.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016	SIGNPATH PHARMA INC.

	By:	/s/ Lawrence Helson
Lawrence Helson, M.D., Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

